Form 10-Q
period 2004-03-31
BARRIER THERAPEUTICS INC
filed 2004-05-14
CIK 1173657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-50680

BARRIER THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3828030

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

600 College Road East, Suite 3200, Princeton, NJ	08540

(Address of Principal Executive Offices)	(Zip Code)

(609) 945-1200

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2004

Common Stock, par value $.0001	21,798,648 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the increasing trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our later stage and earlier stage product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates;

•	the timing of the initiation of any clinical trials;

•	the timing of the commercial launch of any of our product candidates, if approved; and

•	other statements regarding matters that are not historical facts or statements of current condition.

     Any or all of our forward-looking statements in this report may turn out to be wrong. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those set forth in Part I, Item 2 under the heading “Risk Factors,” our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	meet obligations and required milestones under our license and other agreements; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,873,113	$11,471,652
Marketable securities	36,762,072	42,304,660
Interest receivable	712,165	716,226
Prepaid expenses and other current assets	1,840,823	1,239,712

Total current assets	49,188,173	55,732,250
Property and equipment, net	846,493	844,741
Security deposits	39,865	38,579
Deferred financing costs	1,184,356	355,000

Total assets	$51,258,887	$56,970,570

Liabilities, redeemable preferred stock and stockholders’ deficiency
Current liabilities:
Notes payable, current portion	$208,574	$253,541
Accounts payable	1,737,774	1,358,576
Accrued expenses	2,350,908	1,952,065
Deferred revenue	563,601	453,482
Other current liabilities	29,769	32,543

Total current liabilities	4,890,626	4,050,207
Notes payable, long-term portion	157,489	193,379
Series A redeemable convertible preferred stock, $.0001 par value; 8,333,333 shares authorized, issued and outstanding at March 31, 2004 and December 31, 2003 (aggregate liquidation preference of $49,999,998 at March 31, 2004)	30,473,405	29,689,482
Series B redeemable convertible preferred stock, $.0001 par value; 15,383,336 shares authorized, issued and outstanding at March 31, 2004 and December 31, 2003 (aggregate liquidation preference of $92,300,016 at March 31, 2004)	53,348,340	51,832,740
Series C redeemable convertible preferred stock $.0001 par value; 8,205,140 shares authorized, issued and outstanding at March 31, 2004 and December 31, 2003 (aggregate liquidation preference of $64,000,092 at March 31, 2004)	33,857,175	32,738,346
Stockholders’ deficiency:
Common stock, $.0001 par value; 40,000,000 shares authorized; 822,500 issued and outstanding at December 31, 2003; and 831,362 issued and outstanding at March 31, 2004	84	83
Additional paid-in capital	4,003,918	887,268
Deficit accumulated during development stage	(72,806,803)	(61,864,753)
Deferred compensation	(2,664,053)	(527,652)
Other comprehensive income (loss)	(1,294)	(28,530)

Total stockholders’ deficiency	(71,468,148)	(61,533,584)

Total liabilities and stockholders’ deficiency	$51,258,887	$56,970,570

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			September 17,
			2001
	Three months ended March 31,		(inception) to
			March 31,
	2004	2003	2004
Grant revenue	$180,546	$—	$547,297
Operating expenses:
Research and development	5,530,663	3,561,990	26,557,711
Sales and marketing	744,231	—	744,231
General and administrative	1,595,123	618,771	6,876,826
In-process research and development	—	—	25,000,000

Total operating expenses	7,870,017	4,180,761	59,178,768

Loss from operations	(7,689,471)	(4,180,761)	(58,631,471)
Interest income	173,739	76,635	867,296
Interest expense	(7,966)	—	(17,025)

Loss before income tax benefit	(7,523,698)	(4,104,126)	(57,781,200)
Income tax benefit	—	—	217,027
Net loss	(7,523,698)	(4,104,126)	(57,564,173)
Preferred stock accretion	(3,418,352)	(1,370,060)	(15,242,630)

Net loss attributable to common stockholders	$(10,942,050)	$(5,474,186)	$(72,806,803)

Basic and diluted net loss attributable to common stockholders per share	$(22.62)	$(24.60)
Weighted-average shares outstanding-basic and diluted	483,743	222,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			September 17,
			2001
	Three months ended March 31,		(inception) to
			March 31,
	2004	2003	2004
Operating activities
Net loss	$(7,523,698)	$(4,104,126)	$(57,564,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,606	24,117	255,847
Amortization of deferred compensation	697,349	—	895,447
Purchased in-process research and development	—	—	25,000,000
Non-cash compensation expense related to the issuance of options to non-employees	254,940	5,012	379,855
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(601,111)	(400,281)	(1,655,229)
Interest receivable	4,061	86,539	(712,165)
Deferred financing costs	(829,356)	—	(1,184,356)
Accounts payable and accrued expenses	778,041	875,053	4,088,682
Deferred revenue	110,119	—	563,601
Other current liabilities	1,574	1,805	3,376

Net cash used in operating activities	(7,034,475)	(3,511,881)	(29,929,115)
Investing activities
Purchase of fixed assets	(75,358)	(43,347)	(1,102,340)
Security deposits	(1,286)	—	(39,865)
Purchase of marketable securities	(1,774,274)	(2,290,898)	(67,401,236)
Maturities of marketable securities	7,316,863	—	30,627,341

Net cash provided by (used in) investing activities	5,465,945	(2,334,245)	(37,916,100)
Financing activities
Issuance of convertible promissory notes	—	—	150,000
Repayment of loan to officer	—	—	59,980
Borrowings under notes payable	—	—	267,851
Repayment of notes payable	(80,857)	—	(87,382)
Proceeds from issuance of preferred stock	—	—	77,286,290
Proceeds from issuance of common stock	—	—	1,447
Proceeds from exercise of stock options	23,612	—	29,612

Net cash provided by (used in) financing activities	(57,245)	—	77,707,798
Effect of exchange rate on cash and cash equivalents	27,236	(7,128)	10,530

Net increase (decrease) in cash and cash equivalents	(1,598,539)	(5,853,254)	9,873,113
Cash and cash equivalents, beginning of period	11,471,652	6,034,929	—

Cash and cash equivalents, end of period	$9,873,113	$181,675	$9,873,113

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$7,966	$—	$16,926

Non-cash investing and financing activities
Issuance of common stock in exchange for notes payable	$—	$—	$59,980

Preferred stock issued for convertible promissory note	$—	$—	$150,000

Release of formerly restricted stock	$4,348	$—	$18,859

Issuance of note payable in exchange for prepaid insurance	$—	$—	$185,594

Issuance of Series A redeemable convertible preferred stock in exchange for purchased in-process research and development	$—	$—	25,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

     Organization, Description of Business

     Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 but commenced active operations in May 2002. The Company was formed to develop and market products that address medical needs in the treatment of dermatological diseases and disorders initially based on intellectual property in-licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company. The Company’s activities since inception have consisted principally of raising capital, performing research and development, hiring personnel and establishing facilities. Accordingly, the Company is considered to be in the development stage. The Company has offices in Princeton, New Jersey and Geel, Belgium.

     Since inception, the Company has relied primarily upon the private sale of equity securities to fund operations, most recently through the Company’s initial public offering (see Note 6). While the Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements through at least the end of 2005, the Company may require additional funds or need to generate significant revenue to achieve and maintain profitability. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability. There can be no assurance that we will be able to obtain additional capital when needed on acceptable terms, if at all.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Registration Statement (No. 333-112539) on Form S-1 as filed with the Securities and Exchange Commission (“SEC”).

     Reverse Stock Split

     As a result of the one-for-two reverse stock split that was effected prior to the time the Company’s registration statement on Form S-1 relating to the initial public offering of the Company’s common stock became effective (see Note 6), every two shares of the Company’s common stock were replaced with one share of the Company’s common stock. All references to common stock, common shares outstanding, average number of common shares outstanding and per share amounts in these consolidated financial statements and condensed notes to consolidated financial statements prior to the effective date of the reverse stock split have been restated to reflect the one-for-two reverse stock split on a retroactive basis.

     Consolidation

     The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly-owned subsidiary, Barrier Therapeutics, NV. All significant intercompany transactions and balances are eliminated in consolidation.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values. The estimated fair value of the redeemable convertible preferred stock at March 31, 2004 is approximately $215,472,000 based on the deemed fair value of $13.50.

     Redeemable Convertible Preferred Stock

     The carrying value of redeemable preferred stock is increased by periodic accretions so that the carrying amount will equal the redemption amount at the earliest redemption date. These increases are effected through charges to deficit accumulated during the development stage.

     Stock-Based Compensation

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (“SFAS 148”) was issued. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

     Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three months ended March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(10,942,050)	$(5,474,186)
Add: Non-cash employee compensation as reported	697,349	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(648,005)	(150,121)

SFAS 123 pro forma net loss	(10,892,706)	(5,624,307)

Basic and diluted loss attributable per common share	$(22.62)	$(24.60)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(22.52)	$(25.28)

     SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended March 31,
	2004	2003
Risk-free interest rate	2.8-3%	4.0-4.5%
Dividend yield	0%	0%
Expected life	9.0 years	9.5 years
Volatility	.75%	.75%

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.

     The Company accounts for options issued to nonemployees under SFAS 123 and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”). As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.

     Deferred Stock Compensation

     During the three months ended March 31, 2004, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $2,833,750, representing the difference between the fair value of common stock on the date such options were granted, determined in accordance with GAAP, and the exercise price. These amounts are included as a component of stockholders’ deficit and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the three months ended March 31, 2004, the Company recorded amortization of deferred stock compensation of $697,349.

     Recently Issued Accounting Pronouncements

     During 2003, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.

     The Company implemented the provisions of FIN 46 for its financial statements for the year ending December 31, 2003 for any variable interest entities created before February 1, 2003. The adoption of FIN 46 did not effect on the financial position or results of operations of the Company.

     In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) was issued. This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The FASB has indefinitely deferred implementation of certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on the financial position or results of operations of the Company.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Comprehensive Loss

The components of comprehensive loss for the three month periods ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
	2004	2003
	(unaudited)
Net (loss) income	$(7,523,698)	$(4,104,126)
Foreign currency translation	10,426	7,391
Change in unrealized net gains on marketable securities	(37,662)	(14,519)

Comprehensive loss	$(7,550,934)	$(4,111,254)

     Accumulated other comprehensive income (loss) equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive income (loss) included in the Company’s financial statements.

3.	Loss Per Share

     The following table sets forth the computation of basic and diluted net loss attributed to common stockholders per share:

	Three months ended March 31,
	2004	2003
	(unaudited)
Numerator
Net loss	$(7,523,698)	$(4,104,126)
Preferred stock accretion	(3,418,352)	(1,370,060)

Numerator for basic and diluted net loss attributable to common stockholders per share - net loss attributable to common stockholders.	$(10,942,050)	$(5,474,186)

Denominator
Denominator for basic and diluted net loss attributable to common stockholders per share - weighted-average shares	483,743	222,500

Basic and diluted net loss attributable to common stockholders per share	$(22.62)	$(24.60)

     The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Three months ended March 31,
	2004	2003
Preferred Stock	15,960,898	8,025,000
Options	1,280,535	512,833

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Redeemable Convertible Preferred Stock

     The authorized, issued and outstanding shares of redeemable convertible preferred stock were as follows:

	March 31, 2004
		Shares Issued	Liquidation	Aggregate
	Shares	and	Preference	Liquidation
	Authorized	Outstanding	Per Share	Preference
Series A	8,333,333	8,333,333	$6.00	$49,999,998
Series B	15,383,336	15,383,336	$6.00	92,300,016
Series C	8,205,140	8,205,140	$7.80	64,000,092

	31,921,809	31,921,809		$206,300,106

     Each share of the redeemable convertible preferred stock is convertible at the stockholder’s option at any time into common stock on a one-for-one basis, subject to adjustment for antidilution, and, with the exception of the Series A described below, is entitled to voting rights equivalent to common stock.

     Series A Redeemable Convertible Preferred Stock

     Series A redeemable convertible preferred stock (“Series A”) was issued in exchange for licenses, intellectual property, patents and patent applications valued at $25,000,000. The holders of Series A are Janssen Pharmaceutica Products, L.P. and Johnson & Johnson Consumer Companies, Inc.

     Series B Redeemable Convertible Preferred Stock

     The Company received an aggregate of $46,150,008 in exchange for the issuance of the Series B redeemable convertible preferred stock (“Series B”) at $3.00 per share. As a result of the initial closing of 7,716,670 shares during May 2002, the Company received $23,000,010 cash, and $150,000 of debt was converted to Series B during 2002. On May 7, 2003 (the second closing), the Company issued 7,666,666 shares for an aggregate purchase price of $22,999,998. Offering costs of approximately $632,000 were netted against gross proceeds.

     Series C Redeemable Convertible Preferred Stock

     The Company received an aggregate of $32,000,046 in exchange for the issuance of the Series C redeemable convertible preferred stock (“Series C”). Offering costs of approximately $81,000 were netted against gross proceeds.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Series A Redeemable		Series B Redeemable		Series C Redeemable
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$—	—	$—	—	$—
Issuance of Series A
Redeemable Convertible Preferred Stock	8,333,333	25,000,000	—	—	—	—
Issuance of Series B
Redeemable Convertible Preferred Stock	—	—	7,716,670	22,517,659	—	—
Accretion to redemption value	—	1,750,330	—	1,641,774	—	—

Balance at December 31, 2002	8,333,333	26,750,330	7,716,670	24,159,433	—	—
Issuance of Series B
Redeemable Convertible Preferred Stock	—	—	7,666,666	22,999,998	—	—
Accretion to redemption value	—	2,939,152	—	4,673,309	—	—
Issuance of Series C
Redeemable Convertible Preferred Stock	—	—	—	—	8,205,140	31,918,633
Accretion to redemption price	—	—	—	—	—	819,713

Balance at December 31, 2003	8,333,333	29,689,482	15,383,336	51,832,740	8,205,140	32,738,346
Accretion to redemption value	—	783,923	—	1,515,600	—	1,118,829

Balance at March 31, 2004 (unaudited)	8,333,333	$30,473,405	15,383,336	$53,348,340	8,205,140	$33,857,175

5.	Significant Agreements and Commitments

     Other Significant Agreements

     The Company enters into agreements for clinical trials management, contract manufacturing and testing of its compounds. At March 31, 2004, the Company has aggregate commitments of approximately $13.1 million under such contracts.

     Additionally, the Company has entered into one development and supply agreement which provides for a future royalty payment equal to a stated percentage of the weighted average market price of sales of certain finished products which incorporate the product developed under the same contract.

6.	Subsequent Events

     On April 28, 2004, the Company completed a one-for-two reverse stock split of its common stock pursuant to which every two shares of the Company’s common stock were replaced with one share of the Company’s common stock and the conversion ratio of each share of preferred stock was adjusted accordingly to reflect the reverse stock split. In addition, on April 28, 2004, the 31,921,809 outstanding shares of the Company’s redeemable convertible preferred stock converted into 15,960,898 shares of the Company’s common stock.

     On May 4, 2004, the Company completed an initial public offering (“IPO”) which resulted in net proceeds of approximately $68 million from the issuance of 5,000,000 shares of common stock at $15 per share for aggregate proceeds of $75.0 million. In connection with the IPO, the Company paid $5.25 million in underwriting discounts and commissions to underwriters. Included in deferred costs at March 31, 2004, are other offering expenses of $1.2 million which will be netted against these proceeds of the IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Registration Statement on Form S-1 as filed on April 28, 2004 and the financial statements and the related notes that appear elsewhere in this document.

Overview

     We are a biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. Our product pipeline includes eight product candidates in various stages of clinical development. Our four most advanced product candidates are the following:

•	Sebazole—a gel for the treatment of seborrheic dermatitis, a disease characterized by inflammation and scaling of the skin, principally of the scalp, face and chest.

•	Zimycan—an ointment for the treatment of infants with Candida-associated diaper dermatitis, an inflammatory disease characterized by diaper rash complicated with an infection by a fungus called Candida.

•	Hyphanox—an oral therapeutic for the treatment of fungal infections, including vaginal candidiasis, commonly known as vaginal yeast infection, tinea pedis, commonly known as athlete’s foot, and onychomycosis, commonly known as nail fungus.

•	Liarozole—an oral therapeutic for the treatment of congenital ichthyosis, a rare genetic disease characterized by dryness and scaling of the skin.

     We were incorporated in September 2001 and commenced active operations in May 2002. To date, we have not generated any product revenues. We have financed our operations and internal growth almost entirely through private placements of preferred stock. We are a development stage enterprise and have incurred significant losses since our inception in 2001, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2004, we had a deficit accumulated during the development stage of $72.8 million. Our deficit accumulated during the development stage has resulted primarily from our acquisition of the rights to our product candidates and our research and development activities. We expect our operating losses will continue to increase as we do not expect to generate significant revenues in the near future, we expect to continue to increase our research and development costs, our costs of commercial operations are expected to increase, and we will incur the costs of being a public company.

     We expect to continue to spend significant amounts, including clinical trial costs, on the development of our product candidates. We plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States and Europe. We expect our costs to increase significantly as we continue to develop and ultimately commercialize our product candidates. While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also plan to identify and develop, either internally or through collaborative agreements, additional product candidates that address major needs in dermatology through acquisitions or licenses of rights to potential new products and product candidates that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve, and then maintain, profitability.

     Drug development in the United States and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. In the United States, the FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an investigational new drug application, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase I, II and III. The most significant expenses associated with clinical development are the Phase III clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, a new drug application, or NDA, may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In order to commence clinical trials or marketing of a product outside the United States, we must obtain approval of the applicable foreign regulatory authorities. Although governed by the laws and regulations of the applicable country, clinical trials conducted outside the United States typically are administered with a similar three-phase sequential process.

     The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the expense of clinical trials for additional indications;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

     Research and development expenses represented approximately 70% of our total operating expenses for the three months ended March 31, 2004 and 85% of our total operating expenses for the three months ended March 31, 2003. Research and development expenses consist primarily of costs incurred for the conduct of our clinical trials, manufacturing development costs related to our clinical product candidates, personnel and related costs related to our research and product development activities and outside professional fees related to clinical development and regulatory matters.

     Purchased in-process research and development expense represents costs incurred for the acquisition of our product candidates. During 2002, we expensed $25.0 million for in-process research and development solely as a result of our entering into our principal license agreements. Pursuant to these agreements, we obtained exclusive licenses to a portfolio of patents and non-exclusive licenses to related know-how, to make, use and sell our initial product candidates in the field of dermatology in many countries throughout the world. This transaction was accounted for as an acquisition of assets and consisted of several projects at various stages of development as well as access to the classes of compounds claimed in the patents licensed to us, which we can screen in our search for new product candidates in the field of dermatology. We acquired these assets under licenses from affiliates of Johnson & Johnson in exchange for the issuance of 8,333,333 shares of our series A convertible preferred stock.

     Although we are currently not authorized to market any of our product candidates, we will begin to incur significant sales and marketing expenses at such time, if any, as we receive any such marketing authorization or approval. We have begun to incur sales and marketing expenses in 2004 as we prepare for the launch of our first product, subject to obtaining requisite marketing approvals. Personnel and related costs represented approximately 41% of our total sales and marketing expenses for the three months ended March 31, 2004. We had no sales and marketing expenses in 2003. We expect these costs to increase as we launch more products, subject to receiving regulatory approval. We expect these costs to include marketing expenses to prepare for the launch of our products, expenses related to a sales organization for those regions in which we decide to market our products ourselves and costs for marketing efforts to support third parties with whom we may collaborate in the future in regions where we do not market directly.

     General and administrative expenses consist primarily of personnel and related costs and costs of general corporate activities, including legal and accounting fees and consulting costs. Personnel and related costs represented approximately 50% of our total general and administrative expenses for the three months ended March 31, 2004 and 38% of our total general and administrative expenses for the three months ended March 31, 2003. We anticipate that general and administrative expenses will increase in support of our expanding research and development operations and our initial marketing and commercialization efforts, as well as the costs of being a public company.

     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and, if approved, market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:

•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure;

•	the timing of any milestone, license fee or royalty payments that we may receive or be required to make; and

•	the timing and outcome of our applications for regulatory approvals.

Recent Developments

     On April 28, 2004, we completed a one-for-two reverse stock split of all our common stock pursuant to which every two shares of our common stock were replaced with one share of common stock and the conversion ratio of each share of preferred stock was adjusted accordingly to reflect the reverse stock split. In addition, on April 28, 2004, the 31,921,809 outstanding shares of our convertible preferred stock converted into 15,960,898 shares of our common stock.

     On May 4, 2004, we completed an initial public offering (“IPO”) which resulted in gross proceeds of approximately $75 million from the issuance of 5,000,000 shares of common stock. We paid $5.25 million in underwriting discounts and commissions to underwriters, and incurred other offering expenses of approximately $1.8 million which will be netted against these proceeds.

Critical Accounting Policies and Significant Judgments and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

     In-process Research and Development

     The amount of any in-process research and development expense is generally determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies that have been acquired. We review the project rights that we acquire to determine the stage of their development, the probability of demonstrating in clinical trials sufficient safety and efficacy for FDA approval and product risk factors inherent in the drug development process. The product specific risk factors include the type of drug under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile and development plans. The valuation used to estimate in-process research and development expense requires us to use significant estimates and assumptions that, if changed, may result in a different valuation for in-process technology.

     In connection with our license agreements with Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company, we reviewed the project rights that we acquired to determine the stage of their development, the probability of demonstrating in our clinical trials sufficient safety and efficacy for FDA approval and the technical milestones needed to be reached before commercialization is possible. We determined as of the acquisition date that for each project there was significant risk that our clinical trials may not demonstrate the levels of safety and efficacy needed for FDA approval and that each project had significant milestones to reach before commercialization. We also determined that all of the projects had no alternative future uses if they were not successful. Accordingly, we classified each product as in-process research and development and expensed their acquisition costs immediately.

     We valued the assets acquired based on the value of the consideration that the affiliates of Johnson & Johnson received in the transaction. Concurrent with the transaction, we issued for cash 15,333,336 shares of our series B convertible preferred stock, with similar characteristics to our series A convertible preferred stock, to investors not related to us or Johnson & Johnson. Based on the value of our series B convertible preferred stock, we valued the in-process research and development at $25.0 million.

     Stock-based Compensation Charges

     Stock-based compensation charges represent the difference between the exercise price of options granted to employees and directors and the fair value of our common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize this compensation charge over the vesting periods of the shares purchasable upon exercise of options. Should our assumptions of fair value change, the amount recorded as intrinsic value will increase or decrease in the future.

     We recorded deferred stock-based compensation related to stock options granted to employees of $2.8 million and related amortization of approximately $700,000 during the three months ended March 31, 2004. We are applying a graded vesting amortization policy for our deferred compensation. This accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher compensation expense in earlier years than straight-line amortization. Had we chosen to apply the straight line method of amortization of deferred compensation, our stock compensation charge would have been $475,000 lower for the three months ended March 31, 2004. To date we have recorded deferred stock-based compensation of approximately $3,560,000 and related amortization expense of approximately $900,000.

     Stock-based compensation charges also represent the periodic revaluation of stock options that we have granted to non-employee consultants in accordance with the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18. Pursuant to this accounting literature, equity instruments, such as options, are required to be recorded at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. For grants to our non-employee consultants, the fair value of the equity instrument issued is more readily measured and we assign value to the options using a Black-Scholes methodology. As required, we revalue these options over the period when earned in accordance with their respective terms. Should our input assumptions change, for example, fair value of common stock at the measurement date, the fair value of our non-employee consultant compensation will change. We recorded stock-based compensation expense totaling $255,000 for the three months ended March 31, 2004 in connection with the grant of stock options to our non-employee consultants.

Recent Accounting Pronouncements

     During 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, which is an interpretation of Accounting Research Bulletin

No. 51, “Consolidated Financial Statements.” FIN 46 requires that if an entity has a controlling interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.

     We implemented the provisions of FIN 46 for our financial statements for the year ended December 31, 2003. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not affect our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable convertible preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the interim period commencing July 1, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS 150 did not affect our financial position or results of operations.

Results of Operations

     Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Revenue. We did not recognize any revenue in the three months ended March 31, 2003. We recognized grant revenue of $181,000 in the three months ended March 31, 2004. This represents income that we received under a grant from a Belgian governmental agency promoting technology in the Flemish region of Belgium through research grants. Pursuant to the terms of the grant, we will receive ¬1.8 million, or approximately $2.0 million, over a three-year period, to fund research on early stage, preclinical programs and compound screening. We are recognizing revenue as we perform qualifying work under this grant and the revenue is earned.

     Research and Development Expenses. Below is a summary of our research and development expenses for the three months ended March 31, 2003 and 2004.

	Three months ended March 31,
	2003	2004
	(in thousands)
Sebazole	$902	$647
Hyphanox	1,547	1,665
Zimycan	257	350
Liarozole	—	202
Other clinical stage products	2	601
Research and preclinical development costs	67	282
Internal costs	787	1,784

Total research and development expenses	$3,562	$5,531

     In the preceding table, research and development expenses are set forth in the following seven categories:

•	Sebazole-third-party direct project expenses relating to the development of Sebazole and Seboride.

•	Hyphanox-third-party direct project expenses relating to the development of Hyphanox.

•	Zimycan-third-party direct project expenses relating to the development of Zimycan.

•	Liarozole-third-party direct project expenses relating to the development of Liarozole.

•	Other clinical stage products-direct project expenses relating to the development of our other clinical stage product candidates.

•	Research and preclinical development costs-direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•	Internal costs-costs related primarily to personnel, as well as consulting, overhead and other expenses related to our research and development activities. We do not allocate these costs to specific projects as these costs relate to all research and development activities.

     Total research and development expenses in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 increased primarily from higher internal costs, particularly personnel and related costs. There were also higher direct program costs on our earlier clinical stage product candidates, particularly, Rambazole and Atopik. Our costs of research and preclinical product candidates increased primarily as a result of expanded activities related to our Belgian research grant.

     For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, our research and development costs related to Sebazole decreased due to the completion of two Phase III clinical trials in the U.S. and Europe in November 2003, offset by our preparing for a Phase III pivotal clinical trial for Sebazole, which we plan to commence in the second quarter of 2004. Our costs for Hyphanox related to the initiation, in the first quarter of 2004, of a Phase III pivotal clinical trial for the treatment of vaginal candidiasis. Our first quarter 2003 costs for Hyphanox were primarily for the purchase of raw materials related to the manufacturing scale-up, as well as the costs of conducting a pilot bioequivalence study. Our costs related to Zimycan increased slightly due to the ongoing cost of our Phase III pivotal clinical trial. Our costs for Liarozole related to the cost of clinical supplies and the scale-up of the active ingredient.

     Internal costs in the three months ended March 31, 2004 increased $997,000 compared to the three months ended March 31, 2003. Personnel and related costs totaled $1.38 million for the three months ended March 31, 2004, an increase of $840,000 over the corresponding period in 2003. This increase includes amortization of deferred compensation of $264,000, which was zero at March 31, 2003. Additionally, headcount grew to 27 employees at March 31, 2004 from 16 employees at March 31, 2003. Other costs which include consultants, overhead and other expenses totaled $401,000, an increase of $157,000 compared to the corresponding period in 2003.

     We anticipate that research and development expenses will continue to increase as we further advance our product candidates through clinical development and begin to devote additional resources to our earlier stage research and development projects. Based on feedback we received from the FDA, we are considering conducting a Phase III clinical development program for Hyphanox which would combine the onychomycosis and tinea pedis indications. Under this program we would accelerate our Phase III clinical program for onychomycosis and we would not initiate the Phase III clinical trial for tinea pedis alone in the second quarter of 2004 as previously planned. We anticipate that Phase III clinical trials combining onychomycosis and tinea pedis would be initiated in the second half of 2004, and as a result, our research and development expenses for Hyphanox may increase during that period. We are scheduling a follow-up meeting with the FDA to discuss this plan.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $744,000 for the three months ended March 31, 2004. These costs include increased personnel and related expenses of $370,000 and market research expense of $266,000. As we prepare for the possible launch of our product candidates, subject to obtaining the requisite marketing approvals, these costs will continue to increase. We had no sales and marketing expenses in 2003.

     General and Administrative Expenses. General and administrative expenses totaled $1.6 million for the three months ended March 31, 2004, an increase of $976,000 over the corresponding period in 2003. Personnel and related costs totaled $820,000 for the three months ended March 31, 2004, an increase of $559,000 over the corresponding period in 2003. This includes amortization of deferred compensation expense of $324,000, which was zero for the three months ended March 31, 2003. Additionally, headcount grew to 13 employees at March 31, 2004 from 7 employees at March 31, 2003. General and administrative costs also increased due to increased stock-based compensation expense related to non-employees of $255,000, an increase of $250,000 over the corresponding period in 2003. We expect general and administrative costs to continue to increase as we add more personnel and expand our infrastructure. The costs associated with being a public company will also increase our general and administrative expenses.

     Interest income, net of interest expense. Interest income, net of expense totaled $166,000 for the three months ended March 31, 2004, an increase of $89,000 as compared to the corresponding period in 2003. The increase was primarily due to our higher balances of cash and cash equivalents in 2004 compared to 2003, net of cash used in operations.

Liquidity and Capital Resources

     We have funded our operations principally from issuances of our convertible preferred stock and convertible promissory notes. Since our inception, we have issued preferred stock for aggregate net cash proceeds of approximately $77.3 million, $31.9 million of which was raised through our sale of series C convertible preferred stock in October 2003, $23.0 million of which was raised through our sale of series B convertible preferred stock in May 2003 and $22.4 million of which was raised through our sale of series B convertible preferred stock in May 2002. Issuances of convertible promissory notes resulted in proceeds of $100,000 in 2001 and $50,000 in 2002. These notes were subsequently converted into shares of our series B convertible preferred stock in accordance with their terms.

     In September 2003, we obtained a $750,000 secured line of credit to fund the purchase of office furniture, computer equipment and software. This line of credit bears interest at the rate of 6.4% plus a fluctuating mark-up based on market rates that is set at the time of funding. At March 31, 2004, we had borrowed $261,000 under this line of credit. In December 2003, we financed $186,000 for a portion of our clinical trial insurance that will be paid monthly through October 1, 2004.

     At March 31, 2004, we had cash, cash equivalents and marketable securities totaling $46.6 million and working capital of $44.3 million. This does not include the proceeds of our IPO in May 2004. In connection with the offering, we paid $5.25 million in underwriting discounts and commissions to underwriters and incurred an estimated $1.8 million in other offering expenses. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $68 million.

     We used cash in operations for the three months ended March 31, 2004 of $7.0 million. Cash used in operations for the three months ended March 31, 2003 was $3.5 million. The increase was attributable to the increased working capital requirements to fund our operations.

     Cash provided by investing activities for the three months ended March 31, 2004 was $5.5 million. For the three months ended March 31, 2003, cash used in investing activities was $2.3 million. This increase is primarily due to the maturities of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to utilize third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make any significant capital expenditures in 2004 or for the foreseeable future.

     We expect that our cash at March 31, 2004 and the proceeds of our IPO, will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through at least the end of 2005. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs; and

•	our ability to establish and maintain collaborative and other strategic arrangements.

     Our capital requirements are likely to increase. As a result, we may require additional funds and may attempt to raise additional funds through public or private equity offerings or debt financings, collaborative agreements with corporate partners or from other sources.

     The following table summarizes our material contractual commitments as of March 31, 2004:

	Payments Due by Period
		Remainder	One to Three	Four to	After Five
Contractual Obligation	Total	of 2004	Years	Five Years	Years
Lease obligations	$2,473,000	$230,000	$1,133,000	$804,000	$306,000
Other contractual obligations	13,060,000	8,527,000	3,033,000	1,500,000	—

Total	$15,533,000	$8,757,000	$4,166,000	$2,304,000	$306,000

     The other contractual obligations reflected in the table include obligations to purchase product candidate materials contingent on the delivery of the materials and to fund various clinical trials contingent on the performance of services. These obligations also include long-term obligations, including milestone payments that may arise under agreements that we may terminate prior to the milestone payments being due. The table excludes contingent royalty payments that we may be obligated to pay in the future.

     Net Operating Loss Carryforwards

     We incurred net operating losses for the period from inception to December 31, 2001 and the years ended December 31, 2002 and 2003, and consequently did not pay federal, state or foreign income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $25.0 million. Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards may be limited if the company experiences a change in ownership of more than 50% within a three-year period. As a result of our IPO, we may experience such an ownership change. Accordingly, our net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit was uncertain.

RISK FACTORS

     The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

Risks Related to Our Business

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

     Since our inception in September 2001, we have incurred significant operating losses and, as of March 31, 2004, we had a deficit accumulated during the development stage of $72.8 million. We have not yet completed the development of any of our product candidates, and none are ready for commercialization. As a result, to date, we have generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	hire additional clinical, scientific, sales and marketing and management personnel;

•	add operational, financial and management information systems; and

•	identify and in-license additional compounds or product candidates.

     We need to generate significant revenue to achieve profitability. Even if we succeed in developing and commercializing one or more of our product candidates, we may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the foreseeable future.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     At March 31, 2004, we had cash, cash equivalents and marketable securities of $46.6 million. We believe these funds, our net proceeds from our IPO, and our interest on the aggregate of these funds will be sufficient to meet our projected operating requirements through the end of 2005. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We will require additional funding in order to continue our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs; and

•	our ability to establish and maintain collaborative and other strategic arrangements.

     Adequate financing may not be available on terms acceptable to us, if at all. We may continue to seek additional capital through public or private equity offerings, debt financings or collaborative arrangements and licensing agreements.

     If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing that we raise or additional equity we may sell may contain terms that are not favorable to us or our common stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

     Lack of funding could adversely affect our ability to pursue our business. For example, if adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

Risks Related to Development of Product Candidates

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans.

     We are currently not authorized to market any of our product candidates in any jurisdiction. We intend to market our products in the United States and in various other countries, and as a result, we will need to obtain separate regulatory approvals in most jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun. It may take several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidates may never be approved for sale or become commercially viable. We do not believe that any of our product candidates have alternative uses if our current development activities are unsuccessful.

     There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidates or the inability to commercialize any of our product candidates. The possibility exists that:

•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved;

•	the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•	institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

•	subjects may drop out of our clinical trials;

•	our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and

•	the cost of our clinical trials may be greater than we currently anticipate.

     For example, in November 2003, we completed two Phase III clinical trials that were designed primarily to analyze the use of one of our proposed product candidates, Seboride, for the treatment of seborrheic dermatitis. We have decided not to seek regulatory approval for Seboride because the results of these clinical trials did not exhibit the expected therapeutic results.

     With respect to a number of our product candidates, we expect to rely on the results of clinical trials that were performed by or on behalf of affiliates of Johnson & Johnson prior to our acquisition of these product candidates. It is possible that these trial results may not be predictive of the results of the clinical trials that we conduct for our product candidates. In addition, the results of these prior clinical trials may not be acceptable to the FDA or similar foreign regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval. For example, although affiliates of Johnson & Johnson market our product candidates Ketanserin and Oxatomide in some countries outside the United States and Europe, the data used to support the current regulatory approvals for these products do not meet current regulatory guidelines in the United States and Europe. As a result, we must repeat most of the clinical work already completed prior to filing for marketing approval in the United States and Europe for these product candidates.

     If we do not receive regulatory approval to sell our product candidates or cannot successfully commercialize our product candidates, we would not be able to generate any initial revenues or grow revenues in future periods, which would result in significant harm to our financial position and adversely impact our stock price.

If our clinical trials for our product candidates are delayed, we would be unable to commercialize our product candidates on a timely basis, which would materially harm our business.

     Planned clinical trials may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an effective investigational new drug application, or IND, or regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective trial sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	recruiting subjects to participate in a clinical trial;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of clinical trial drugs;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

     For example, our enrollment of infants with proven Candida-associated diaper dermatitis has been slower than expected and has resulted in a delay in completing our Phase III clinical trial for Zimycan.

     In addition, prior to commencing clinical trials in the United States, we must have an IND declared effective by the FDA for each of our product candidates. In March 2004 we filed an IND for a Phase III pivotal clinical trial for Sebazole. We also have requested a special protocol assessment for this trial.

     The FDA informed us that we will have to conduct studies to assess the dermal carcinogenic potential of Sebazole and to assess the long-term safety of this product candidate. Based on our discussions with the FDA, we believe that the FDA will allow us to complete the dermal carcinogenicity study of Sebazole as a post-approval Phase IV study. We also believe that we will be able to complete our long-term safety study and provide the study data to the FDA after the initial filing of an NDA and during the period that the FDA reviews the NDA. However, we will not be certain of this until the FDA has completed its review of our IND and special protocol assessment. The filing of an NDA for Sebazole would be delayed if we are required to complete the dermal carcinogenicity or long-term safety studies prior to such filing.

     We believe that our product candidates have significant milestones to reach, including the successful completion of clinical trials, before commercialization. If we have significant delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates or any other products that we may develop will be adversely impacted. In addition, our product development costs would increase and our ability to generate revenue could be impaired.

If we are wrong in our assessment of the stages of clinical development of our initial product candidates, we may need to perform preclinical studies or clinical trials that we did not anticipate, which would result in additional product development costs for us and delays in filing for regulatory approval for our product candidates.

     We acquired the rights to our initial product candidates from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company. Prior to this acquisition, they had conducted preclinical studies and clinical trials on several of our product candidates. For our product candidates for which we are not currently conducting a clinical trial, we have made an assessment as to whether the next clinical trial that we will perform will be a Phase I, Phase II or Phase III clinical trial based on the results of these preclinical studies and clinical trials. We may be wrong in our assessment of the stages of clinical development of our initial product candidates for several reasons, including that the data we obtained from the previous trials may be outdated or otherwise no longer acceptable for our purposes or to the FDA or similar regulatory authorities in connection with applications that we may file for regulatory approval. If our current assessments prove to be inaccurate, we will likely have to perform additional preclinical studies or clinical trials, which will require us to expend additional resources and may delay filing for regulatory approval for that product.

We may acquire additional products or product candidates in the future and any difficulties from integrating such acquisitions could damage our ability to attain profitability.

     We have acquired our entire current product pipeline by licensing intellectual property from third parties, and we may acquire additional products or product candidates that complement or augment our existing product development pipeline. However, because we acquired substantially all of our existing product candidates in the same transaction, we have limited experience integrating products or product candidates into our existing operations. Integrating any newly acquired product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired product or product candidate successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to make these acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.

Risks Related to Our Dependence on Third Parties for Manufacturing, Research and Development and Marketing and Distribution Activities

Because we have no manufacturing capabilities, we will contract with third-party contract manufacturers whose performance may be substandard or not in compliance with regulatory requirements, which could increase the risk that we will not have adequate supplies of our product candidates and harm our ability to commercialize our product candidates.

     We do not have any manufacturing experience or facilities. We rely on third-party contract manufacturers to produce the product candidates that we use in our clinical trials. We expect to continue to rely on third parties to manufacture any products that we commercialize. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:

•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical development schedules or adequately manufacture our products in commercial quantities when required.

•	Changing manufacturers may be difficult because the number of potential manufacturers for some of our product candidates may be limited and, in one case, there is only a single source of supply. Specifically, our product candidate Hyphanox is manufactured using a process that is proprietary to our contract manufacturer. We do not have a license to the technology used by our contract manufacturer to make the Hyphanox tablets. If this manufacturer cannot provide adequate supplies of Hyphanox, we cannot sublicense this technology to a third party to act as our supplier. As a result, it may be difficult or impossible for us to find a qualified replacement manufacturer quickly or on terms acceptable to us, the FDA and corresponding foreign regulatory agencies, or at all.

•	With the exception of Hyphanox, each of our product candidates can be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards. For instance, for Zimycan, we have used one contract manufacturer in connection with the marketing authorization application that we filed in Europe and a separate contract manufacturer for the product currently being used for our ongoing Phase III clinical trials in the United States. If we decide to have our United States manufacturer supply us with Zimycan for sale in Europe, it is likely that many of the applicable foreign regulatory agencies will need to approve our United States manufacturer prior to making that transition.

•	Our contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Our contract manufacturers may breach our manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

     We may compete with other drug developers for access to manufacturing facilities for our current and future product candidates. If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Dependence upon third parties for the manufacture of our product candidates may reduce our profit margins, if any, or the sale of our products and may limit our ability to develop and deliver products on a timely and competitive basis.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

     We depend on independent clinical investigators and contract research organizations to conduct our clinical trials. Contract research organizations also assist us in the collection and analysis of trial data. The investigators and contract research organizations are not our employees, and we cannot control, other than by contract, the amount of resources, including time, that they devote to our product candidates. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial that have been approved by regulatory agencies. Furthermore, the FDA requires us to comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

     In connection with our reliance on our independent clinical investigators and contract research organizations, our clinical trials may be extended, delayed, suspended or terminated, including as a result of:

•	the failure of these investigators and research organizations to comply with good clinical practice or to meet their contractual duties;

•	the failure of our independent investigators to devote sufficient resources to the development of our product candidates or to perform their responsibilities at a sufficiently high level;

•	our need to replace these third parties for any reason, including for performance reasons or if these third parties go out of business; or

•	the existence of problems in the quality or accuracy of the data they obtain due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons.

     Extensions, delays, suspensions or terminations of our clinical trials as a result of the performance of our independent clinical investigators and contract research organizations will delay, and make more costly, regulatory approval for any product candidates that we may develop.

     In addition, although we have used a number of contract research organizations to conduct our clinical trials, there are many other qualified contract research organizations available. Any change in a contract research organization during an ongoing clinical trial could seriously delay that trial and potentially compromise the results of the trial.

We expect to be dependent upon distribution arrangements and marketing alliances to commercialize our product candidates outside the United States and Canada. These distribution arrangements and marketing alliances will place the marketing and sale of our product candidates in these regions outside our control, which may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

     We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates outside the United States and Canada and could increase our costs of commercialization. Dependence on distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our product candidates;

•	our distributors may experience financial difficulties;

•	business combinations or significant changes in a distributor’s business strategy may also adversely affect a distributor’s willingness or ability to complete its obligations under any arrangement; and

•	these arrangements are often terminated or allowed to expire, which could interrupt the marketing and sales of a product and decrease our revenue.

     In addition, we may be at a competitive disadvantage in negotiating these agreements with third parties because under our license agreements, Johnson & Johnson, through any of its affiliates, has a right of first negotiation for the commercialization of our product candidates that are based on the licensed intellectual property. Because this first right of negotiation may only be triggered after Phase II clinical trials and could extend for up to 180 days, it may hinder our ability to enter into distribution agreements and marketing alliances. It may also delay our receipt of any milestone payments or reimbursement of development costs.

Risks Related to Intellectual Property

There are limitations on our patent rights relating to our product candidates that may affect our ability to exclude third parties from competing against us if we receive approval to market these product candidates.

     The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market these product candidates. In particular:

•	We do not hold composition of matter patents covering the active pharmaceutical ingredients of most of our later stage product candidates. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients of most of these product candidates are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold. Examples include Sebazole, Zimycan and Hyphanox, for which the active pharmaceutical ingredients, ketoconazole, miconazole and itraconazole, are all off patent. The United States patent covering the active ingredient in Liarozole expires in 2006.

•	We do not hold composition of matter patents covering the formulations of many of our later stage product candidates. Composition of matter patents on formulations can provide protection for pharmaceutical products to the extent that the specifically covered formulations are important. For our product candidates for which we do not hold composition of matter patents covering the formulation, competitors who obtain the requisite regulatory approval can offer products with the same formulations as our products so long as the competitors do not infringe any active pharmaceutical ingredient or method of use patents that we may hold. The United States patent covering the formulation of miconazole and zinc oxide in Zimycan expires in 2007.

•	For some of our product candidates, the principal patent protection that covers, or that we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

•	Our patent licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. are limited to the field of dermatology. As a result, with some exceptions, Johnson & Johnson, its affiliates or its licensees could manufacture and market products identical to our products outside of this field. This also could result in off-label use of these competitive products for dermatological indications.

These limitations on our patent rights may result in competitors taking product sales away from us, which would reduce our revenues and harm our business.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

     All of our eight current product candidates in clinical development are based on intellectual property that we have licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. We depend, and will continue to depend, on these license agreements. The terms of these licenses are set out in two license agreements. These license agreements may be terminated on a product-by-product basis, if, by dates specified in the license agreements, we are not conducting active clinical development of the particular product or if we do not obtain regulatory approval for that product. Either of the license agreements may also be terminated if we breach that license agreement and do not cure the breach within 90 days or in the event of our bankruptcy or liquidation.

     We are a party to one other license agreement and expect to enter into additional licenses in the future. This other license agreement imposes various obligations on us, including milestone payment requirements and royalties. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

     Disputes may arise with respect to our licensing agreements regarding manufacturing, development and commercialization of any products relating to this intellectual property. These disputes could lead to delays in or termination of the development, manufacture and commercialization of our product candidates or to litigation.

Various aspects of our Johnson & Johnson license agreements may adversely affect our business.

     Under our principal license agreements, neither Johnson & Johnson nor any of its affiliates is restricted from developing or acquiring products that may address similar indications as our products or otherwise compete with our products. We have the sole right to commercialize any product candidate based on intellectual property licensed to us under these agreements that we elect to commercialize ourselves or with the assistance of a contract sales organization. In other circumstances, however, Johnson & Johnson and any of its affiliates has a right of first negotiation for the commercialization of our product candidates based on such intellectual property. The rights of first negotiation for the commercialization of our product candidates can be exercised on a territory-by-territory basis. This negotiation may extend for up to 180 days, which may delay our commercialization efforts or hinder our ability to enter into distribution agreements.

     Under the license agreements, Janssen has an exclusive option to acquire the right to commercialize Hyphanox on a geographic region-by-region basis. Janssen has 90 days to exercise this option from the date that we provide notice that we are able to manufacture Hyphanox batches that are reproducible and bioequivalent to Janssen’s Sporanox product or a similar itraconazole product previously developed by Janssen. We also must provide this notice if we can demonstrate clinical efficacy in a Phase III clinical trial performed by us. We recently completed a bioequivalence study of Hyphanox relative to Sporanox. Based on data from the study, which indicate that the bioavailability of Hyphanox relative to Sporanox is slightly above the upper limit of the regulatory range for bioequivalence, we do not believe that our study demonstrated bioequivalence between Hyphanox and Sporanox. As a result, subject to the final report from the study, we do not expect our bioequivalence study to trigger the option. However, this option may be triggered if the final report demonstrates bioequivalence or if our planned Phase III clinical trials for Hyphanox demonstrate clinical efficacy. Depending on whether or not Janssen exercises its option and the regions for which it chooses to exercise its option, our business may be either favorably or adversely affected.

     The license agreements also permit each of Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., to abandon its maintenance of any patents or the prosecution of any patent applications included in the licensed intellectual property for any reason. If any of these companies abandon these activities, we have the option to undertake their maintenance and prosecution if we decide to prevent their abandonment. To date, we have assumed the maintenance and prosecution for all of the patents and patent applications relating to our Sebazole and Zimycan product candidates. If we are required to undertake these activities for any additional product candidates, our operating costs will increase.

     In addition, our license agreements limit our use of our product candidates to the specific field of dermatology as defined in the license agreements. As so defined, dermatology consists of applications for the treatment or prevention of diseases of human skin, hair, nails and oral and genital mucosa, but excludes treatments for skin cancer. Furthermore, we have not been granted the right to sell the following products in the following countries:

•	Zimycan in Argentina, Australia, Belgium, Denmark, Germany, Indonesia, Luxembourg, Mexico, New Zealand, Peru and Venezuela;

•	Ketanserin in Mexico, Central America and the Caribbean, other than Cuba; and

•	Oxatomide in Japan, Italy, Mexico and much of Central America.

     These field of use and geographic restrictions limit our ability to market our products worldwide and, therefore, limit the potential market size for our products.

If we are unable to obtain and maintain patent protection for our intellectual property, our competitors could develop and market products similar or identical to ours, which may reduce demand for our product candidates.

     Our success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies and product candidates and our ability to prevent third parties from infringing our proprietary rights. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

     Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on patent protection for new technologies, products and processes. Accordingly, we expect to seek patent protection for our new proprietary technologies and some of our product candidates. The risk exists, however, that new patents may be unobtainable and that the breadth of the claims in a patent, if obtained, may not provide adequate protection for our proprietary technologies or product candidates.

     Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors, the issuance of a patent is not conclusive as to its validity or enforceability and third parties may challenge the validity or enforceability of our patents. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued United States patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in the foreign patents or patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.

     Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In addition, because of the size of our patent portfolio, we may not be able to prevent infringement or unauthorized use of all of our patents due to the associated expense and time commitment of monitoring these activities. If there is an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, may narrow our patent claims or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. Interference proceedings brought in the United

States Patent and Trademark Office may be necessary to determine whether our patent applications or those of our collaborators are entitled to priority of invention relative to third parties. Litigation, interference or opposition proceedings may result in adverse rulings and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect our rights as fully as in the United States.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology may be adversely affected.

     In addition to patent protection, we rely upon trade secrets relating to unpatented know-how and technological innovations to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and our consultants. If our employees or consultants breach these agreements, we may not have adequate remedies for any of these breaches. In addition, our trade secrets may otherwise become known to or be independently developed by our competitors.

If the development of our product candidates infringes the intellectual property of our competitors or other third parties, we may be required to pay license fees or cease our development activities and pay damages, which could significantly harm our business.

     Even if we have our own patents which protect our products, our product candidates may nonetheless infringe the patents or violate the proprietary rights of third parties. In these cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.

     Third parties may assert patent or other intellectual property infringement claims against us, or our collaborators, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators could affect their ability to carry out their obligations to us.

     Furthermore, as a result of a patent infringement suit brought against us, or our collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed. Ultimately, we may be unable to commercialize some of our product candidates or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Risks Related to Regulatory Approval of Our Product Candidates

We may not receive regulatory approvals for our product candidates or approvals may be delayed, either of which could materially harm our business.

     Government authorities in the United States and foreign countries extensively regulate the development, testing, manufacture, distribution, marketing and sale of our product candidates and our ongoing research and development activities. All of our product candidates are in various stages of development, and we are currently not authorized to market any of our product candidates. We believe that our product candidates have significant milestones to reach, including the receipt of regulatory approvals, before commercialization.

     The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. According to the FDA, a Phase I clinical trial typically takes several months to complete, a Phase II clinical trial typically takes several months to two years to complete and a Phase III clinical trial typically takes one to four years to complete. Industry sources report that the preparation and submission of new drug applications, or NDAs, which are required for regulatory approval, generally take six months to one year to complete after completion of a pivotal clinical trial. Industry sources also report that approximately 10 to 15% of all NDAs accepted for filing by the FDA are rejected and that FDA approval, if granted, usually takes approximately one year after submission, although it may take longer if additional information is required by the FDA. In addition, the Pharmaceutical Research and Manufacturers of America reports that only one out of five product candidates that enter clinical trials will ultimately be approved by the FDA for commercial sale.

     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, the FDA has previously issued three not approvable letters for Zimycan in 1986, 1999 and 2000. Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of our clinical trial data, which also could cause delays of an approval or the rejection of an application. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.

     Any failure to receive the regulatory approvals necessary to commercialize our product candidates would severely harm our business. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any product candidate we develop, our ability to receive product or royalty revenues and our liquidity and capital resources.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates for the treatment of rare dermatological diseases, and our competitors may obtain orphan drug exclusivity prior to us, which could significantly harm our business.

     Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The Commission for the European Community granted Liarozole orphan drug status for its use in the treatment of congenital ichthyosis, and we filed an application for orphan drug status for Liarozole in the United States. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our product candidates for the treatment of rare dermatological diseases may be critical to the success of these product candidates. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.

     Any products for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, will be subject to continual requirements and review by the FDA and other regulatory bodies. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

     In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. If we engage contract manufacturers, we will rely on their compliance with cGMP regulations and other regulatory requirements relating to the manufacture of products, if any. We also will be subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements. Because many of our products contain ingredients that also are marketed in over the counter drug products, there is a risk that the FDA or an outside third party at some point would propose that our products be distributed over the counter rather than by prescription potentially affecting third-party and government reimbursement for our products.

     Later discovery of previously unknown problems with our products, manufacturing processes or failure to comply with regulatory requirements, may result in any of the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	suspension or termination of any of our ongoing clinical trials;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

We have only limited experience in regulatory affairs, which may affect our ability or the time we require to obtain necessary regulatory approvals.

     We have only limited experience in filing the applications necessary to gain regulatory approvals. Moreover, some of the products that are likely to result from our product development, licensing and acquisition programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals of any products that we develop, license or acquire.

If we fail to obtain regulatory approval in foreign jurisdictions, we would not be able to market our products abroad, and the growth of our revenues, if any, would be limited.

     We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Risks Related to Commercialization

If any of our product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community and reimbursement of them by third-party payors, including government payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a potential product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

If we are unable to establish a domestic sales and marketing infrastructure or enter into agreements with third parties to perform these functions in territories outside the United States and Canada, we will not be able to commercialize our product candidates.

     We currently have no sales or distribution capabilities and we have only limited marketing capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services for us.

     In the United States and Canada, we plan to build our own sales force to market our products directly to dermatologists and other target physicians. The acquisition or development of a sales and distribution infrastructure for our domestic operations will require substantial resources, which may divert the attention of our management and key personnel and negatively impact our product development efforts. Moreover, we may not be able to hire a sales force that is sufficient in size or adequate in expertise.

     We are currently in the process of negotiating marketing and distribution agreements for some of our later stage products with potential third-party collaborators and distributors for the major countries outside the United States and Canada in addition to less significant markets. We intend to market our products globally and not just in the United States and Europe. We plan to begin negotiating similar marketing and distribution agreements for our earlier stage products when and if we determine that these products have progressed to later stages of development. The identification of and negotiation with potential third-party collaborators is a time-consuming and expensive process. To the extent we enter into marketing and distribution agreements for our operations outside the United States and Canada, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

Risks Related to Employees and Growth

If we are not able to retain our current senior management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.

     We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Geert Cauwenbergh, our Chief Operating Officer, Charles Nomides and our Chief Scientific Officer, Dr. Marcel Borgers, for our business success. Dr. Cauwenbergh, Mr. Nomides and Dr. Borgers have a long history and association with our current product candidates and intellectual property. Our employment agreements with these and our other executive officers are terminable on short notice or no notice. The loss of any one of these three individuals would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. We do not carry key man life insurance on the lives of any of our personnel.

We will need to hire additional employees as we grow. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

     Our growth will require us to hire a significant number of qualified scientific, commercial and administrative personnel. There is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. The inability to attract new employees when needed and retain existing employees as we grow could severely harm our business.

     Future growth will impose significant added responsibilities on members of our management, including the need to identify, recruit, retain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to manage any future growth effectively.

Risk Related to Our Industry

If third-party payors do not reimburse customers for any of our product candidates that are approved for marketing, they might not be used or purchased, and our revenues and profits will not develop or grow.

     Our revenues and profits depend heavily upon the availability of reimbursement for the use of our product candidates that are approved for marketing from third-party health care and government payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

     Since reimbursement approval for a product is required from each third-party and government payor individually, seeking this approval is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug product incorporating new technology. In addition, as a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

New federal legislation will increase the pressure to reduce the price of pharmaceutical products paid for by Medicare, which will adversely affect our revenues, if any.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and eventually will introduce a new reimbursement methodology based on average sales prices for drugs. In addition, the new legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These costs initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could seriously harm our business.

Foreign governments tend to impose strict price controls, which may adversely affect our revenues, if any.

     In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, our business could be materially harmed.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability for a product and may have to limit its commercialization.

     The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, be required to limit the commercialization of our product candidates and face adverse publicity. We have obtained limited product liability insurance coverage for our clinical trials with a $10 million annual aggregate coverage limit, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash.

If our competitors develop and market products faster than we do or if the products of our competitors are considered more desirable than ours, revenues for any of our product candidates that are approved for marketing will not develop or grow.

     The pharmaceutical industry, and the dermatology segment in particular, is highly competitive and includes a number of established, large and mid-sized pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our product candidates. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

     Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical trial experience; and

•	manufacturing, distribution and sales and marketing experience.

     As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than us. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or technologies. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products.

     If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:

•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, ketoconazole creams from generic manufacturers, Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation. In addition, Connetics Corporation has applied for FDA approval for a ketoconazole foam.

•	For Zimycan, in the treatment of Candida-associated diaper dermatitis, ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams.

•	For Hyphanox, in the treatment of vaginal candidiasis, Diflucan from Pfizer Inc. and Sporanox from Janssen. For Hyphanox, in the treatment of tinea pedis and onychomycosis, Sporanox from Janssen, Lamisil from Novartis AG and Penlac from Dermik Laboraties. In addition, Bristol-Myers, Pfizer and Schering-Plough Corporation have announced that they are developing treatments for systemic fungal infections.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Hoffmann-La Roche Inc. and over the counter topical moisturizers and emollients.

•	For Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc., Methotrexate from Barr Laboratories, Inc. and from generic manufacturers. In addition, Allergan has applied for FDA approval for oral Tazarotene for the treatment of psoriasis in November 2003.

     We also believe that many of the competitive products for our later stage product candidates and Rambazole will similarly compete with our earlier stage product candidates because of the indications for which we are developing these product candidates.

Risks Related to Our Common Stock

Our stock price is volatile.

     Market prices for securities of biopharmaceutical and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of our clinical trials or those of our competitors;

•	the regulatory status of our product candidates;

•	whether or not Janssen exercises its option to commercialize Hyphanox;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments concerning our competitors and their products;

•	success of competitive products and technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture any products to commercial standards;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of health care payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

     If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline, even if our business is doing well.

     Our employees, officers and directors may elect to sell their shares of our common stock or exercise their stock options in order to sell the stock underlying their options in the market. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Officers, directors and stockholders owning an aggregate of approximately 16,798,648 shares, have agreed, subject to exceptions, that they will not, without the prior written consent of the underwriters of our IPO, directly or indirectly sell any of these shares, or exercise any of their options and warrants, for 180 days after May 4, 2004, but these agreements can be waived by the underwriters in their sole discretion.

Our executive officers, directors and major stockholders maintain the ability to control all matters submitted to stockholders for approval.

     Our executive officers, directors and major stockholders and their affiliates beneficially own approximately 70% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our certificate of incorporation and bylaws and under Delaware law may prevent or frustrate a change in control or a change in management that stockholders believe is desirable.

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.

     The affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions of our certificate of incorporation. In addition, absent approval of our board of directors, our bylaws may only be amended or repealed by the affirmative vote of the holders of at least two-thirds of our shares of capital stock entitled to vote.

     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and United States treasury notes, with the effective duration of the portfolio less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

     Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium. Except for funding being received under our grant from a Belgian governmental agency, which is denominated in Euros and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Change in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     a) Modification of Rights of Registered Securities. None.

     b) Limitation of Rights of Registered Securities. None.

     c) Sales of Unregistered Securities. During the three month period ended March 31, 2004, we issued and sold 8,862 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to our employees upon the exercise of options for cash consideration with an aggregate exercise price of $23,614. During the same period, we granted options to purchase 391,952 shares of common stock at an exercise price of $5.76 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

     (d) Use of Proceeds from Registered Securities.

     (1) Our Registration Statement on Form S-1 (Reg. No. 333-112539) was declared effective by the SEC on April 28, 2004.

     (2) The offering commenced on April 29, 2004.

     (3) The offering did not terminate before any securities were sold.

     (4) (i) As of the date of the filing of this report, the offering has terminated and all 5,000,000 shares of the Company’s common stock registered were sold.

     (4) (ii) The managing underwriters of the offering were Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and J.P. Morgan Securities Inc.

     (4) (iii) We registered shares of our common stock in the offering under the Securities Act of 1933, as amended.

     (4) (iv) All 5,000,000 shares of the Company’s common stock registered in the offering were sold at $15.00 per share. The aggregate purchase price of the offering was $75,000,000.

     (4) (v) We incurred total expenses in connection with the offering of $7.05 million, which consisted of direct payments of: (i) $1.5 million in legal, accounting and printing fees; (ii) $5.25 million in underwriters’ discounts, fees and commissions; and (iii) $0.3 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     (4) (vi) The net offering proceeds to us after deducting total expenses were approximately $68 million.

     (4) (vii) As of March 31, 2004, we had not completed the IPO. As of May 4, 2004 we completed the offering. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     (4) (viii) There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In March 2004, we sent a written consent to our stockholders requesting consent to the taking of the following actions in connection with the IPO: (1) the approval and adoption of a Certificate of Amendment to our Restated Certificate of Incorporation so as to effect a reverse stock split prior to the IPO, (2) the approval and adoption of our Restated Certificate of Incorporation to become effective immediately prior to the closing of our IPO, (3) the approval and adoption of our Amended and Restated Bylaws to become effective immediately prior to the closing of our IPO, (4) the approval and adoption of our 2004 Stock Incentive Plan and to allow for automatic annual share increases, and (5) the approval and adoption of our Employee Stock Purchase Plan and to allow for automatic annual share increases. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received unanimous written consent of all of the issued and outstanding capital stock on March 29, 2004.

     On April 20, 2004, we held our Annual Stockholder Meeting requesting a vote on the following actions:

     (1) the election of the following members to the Company’s Board of Directors:

•	Class I Directors (until the 2005 annual meeting of stockholders or until their successors are elected and qualified): Marc Ostro and Nick Simon;

•	Class II Directors (until the 2006 annual meeting of stockholders or until their successors are elected and qualified): Andrew Schiff and Peter Ernster;

•	Class III Directors (until the 2007 annual meeting of stockholders or until their successors are elected and qualified): Geert Cauwenbergh and Srinivas Akkaraju; and

     (2) the ratification of the Company’s independent accountants.

     Approval of the above items were effected by proxy in compliance with Section 211 of the Delaware General Corporation Law. We received proxies of all of the issued and outstanding capital stock as of the record date, April 8, 2004, resulting in 33,597,310 shares (on a pre-split basis) voting for both actions, 0 shares voting against and 0 shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit
No.	Description
31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(b)	Reports on Form 8-K. None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC. (Registrant)

May 14, 2004	By	GEERT CAUWENBERGH

Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	ANNE M. VANLENT

Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal financial and accounting officer)