Form 10-Q
period 2004-06-30
BARRIER THERAPEUTICS INC
filed 2004-08-11
CIK 1173657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2004
Common Stock, par value $.0001	21,811,256

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,014,822	$11,471,652
Marketable securities	91,588,534	42,304,660
Interest receivable	1,128,949	716,226
Prepaid expenses and other current assets	1,913,369	1,239,712

Total current assets	109,645,674	55,732,250
Property and equipment, net	1,003,154	844,741
Security deposits	39,865	38,579
Deferred financing costs	—	355,000

Total assets	$110,688,693	$56,970,570

Liabilities, redeemable preferred stock and stockholders’ (deficit) equity
Current liabilities:
Notes payable, current portion	$148,583	$253,541
Accounts payable	1,424,908	1,358,576
Accrued expenses	2,765,912	1,952,065
Deferred revenue	382,133	453,482
Other current liabilities	27,182	32,543

Total current liabilities	4,748,718	4,050,207
Notes payable, long-term portion	135,314	193,379
Series A redeemable convertible preferred stock, $.0001 par value; 0 shares issued and outstanding at June 30, 2004, 4,166,666 shares authorized, issued and outstanding at December 31, 2003	—	29,689,482
Series B redeemable convertible preferred stock, $.0001 par value; 0 shares issued and outstanding at June 30, 2004, 7,691,667 shares authorized, issued and outstanding at December 31, 2003	—	51,832,740
Series C redeemable convertible preferred stock $.0001 par value; 0 shares issued and outstanding at June 30, 2004, 4,102,565 shares authorized, issued and outstanding at December 31, 2003	—	32,738,346
Stockholders’ (deficit) equity:
Common stock, $.0001 par value; 80,000,000 authorized, 21,798,648 issued and outstanding at June 30, 2004; and 40,000,000 shares authorized; 822,500 issued and outstanding at December 31, 2003	2,180	83
Additional paid-in capital	191,089,980	887,268
Deficit accumulated during development stage	(82,736,908)	(61,864,753)
Deferred compensation	(2,290,244)	(527,652)
Other comprehensive income (loss)	(260,347)	(28,530)

Total stockholders’ (deficit) equity	105,804,661	(61,533,584)

Total liabilities and stockholders’ (deficit) equity	$110,688,693	$56,970,570

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Period from
					September 17,
					2001
	Three months ended June 30,		Six months ended June 30,		(inception) to June 30,
	2004	2003	2004	2003	2004
Grant revenue	$178,686	$—	$359,232	—	$725,983
Operating expenses:
Research and development	6,563,692	3,865,551	12,094,354	7,427,541	33,121,403
Sales and marketing	897,252	—	1,641,483	—	1,656,483
General and administrative	1,785,706	835,112	3,380,831	1,453,883	8,647,533
In-process research and development	—	—	—	—	25,000,000

Total operating expenses	9,246,650	4,700,663	17,116,668	8,881,424	68,425,419

Loss from operations	(9,067,964)	(4,700,663)	(16,757,436)	(8,881,424)	(67,699,436)
Interest income	318,510	96,441	492,249	173,076	1,185,806
Interest expense	(6,658)	—	(14,624)	—	(23,683)

Loss before income tax benefit	(8,756,112)	(4,604,222)	(16,279,811)	(8,708,348)	(66,537,313)
Income tax benefit	—	—	—	—	217,027
Net loss	(8,756,112)	(4,604,222)	(16,279,811)	(8,708,348)	(66,320,286)
Preferred stock accretion	(1,173,992)	(1,831,755)	(4,592,344)	(3,201,815)	(16,416,622)

Net loss attributable to common stockholders	$(9,930,104)	$(6,435,977)	$(20,872,155)	$(11,910,163)	$(82,736,908)

Basic and diluted net loss attributable to common stockholders per share	$(.66)	$(20.94)	$(2.69)	$(44.95)
Weighted-average shares outstanding—basic and diluted	15,043,544	307,386	7,763,643	264,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Period from
			September 17,
			2001
	Six months ended June 30,		(inception) to June 30,
	2004	2003	2004
Operating activities
Net loss	$(16,279,811)	$(8,708,348)	$(66,320,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	154,322	52,713	336,563
Amortization of deferred compensation	1,232,033		1,430,131
Purchased in-process research and development			25,000,000
Non-cash compensation expense related to the issuance of options to non-employees	447,248	10,930	572,163
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(673,657)	(543,806)	(1,727,775)
Interest receivable	(412,723)	(50,360)	(1,128,949)
Deferred financing costs	355,000		—
Accounts payable and accrued expenses	880,179	1,384,584	4,190,820
Deferred revenue	(71,349)		382,133
Other current liabilities	1,437	1,413	3,239

Net cash used in operating activities	(14,367,321)	(7,852,874)	(37,261,961)
Investing activities
Purchase of fixed assets	(312,735)	(111,570)	(1,339,717)
Security deposits	(1,286)	(57,869)	(39,865)
Purchase of marketable securities	(65,930,002)	(14,224,380)	(131,556,964)
Maturities of marketable securities	16,431,517	6,952,962	39,741,995

Net cash used in investing activities	(49,812,506)	(7,440,857)	(93,194,551)
Financing activities
Issuance of convertible promissory notes	—	—	150,000
Repayment of loan to officer	—	—	59,980
Borrowings under notes payable	—	—	267,851
Repayment of notes payable	(163,023)	—	(169,548)
Proceeds from issuance of preferred stock	(16,189)	22,999,998	77,270,101
Proceeds from issuance of common stock, net	67,891,970	—	67,893,417
Proceeds from exercise of stock options	27,445	—	33,445

Net cash provided by financing activities	67,740,203	22,999,998	145,505,246
Effect of exchange rate on cash and cash equivalents	(17,206)	(17,423)	(33,912)

Net increase (decrease) in cash and cash equivalents	3,543,170	7,688,843	15,014,822
Cash and cash equivalents, beginning of period	11,471,652	6,034,929	—

Cash and cash equivalents, end of period	$15,014,822	$13,723,772	$15,014,822

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$14,624	$—	$23,584

Non-cash investing and financing activities
Issuance of common stock in exchange for notes payable	$—	$—	$59,980

Preferred stock issued for convertible promissory note	$—	$—	$150,000

Release of formerly restricted stock	$6,798	$—	$21,310

Issuance of note payable in exchange for prepaid insurance	$—	$—	$185,594

Issuance of Series A redeemable convertible preferred stock in exchange for purchased in-process research and development	$—	$—	$25,000,000

Conversion of redeemable convertible preferred stock to common stock	$118,836,723	$—	$118,836,723

Costs in connection with initial public offering of common stock reclassified to additional paid in capital	$1,858,030	$—	$1,858,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

     Organization, Description of Business

     Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 and commenced active operations in May 2002. The Company was formed to develop and market products that address medical needs in the treatment of dermatological diseases and disorders initially based on intellectual property in-licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company. The Company’s activities since inception have consisted principally of raising capital, performing research and development, hiring personnel and establishing facilities. Accordingly, the Company is considered to be in the development stage. The Company has offices in Princeton, New Jersey and Geel, Belgium.

     Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements through at least the end of 2005, however, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability. There can be no assurance that we will be able to obtain additional capital when needed on acceptable terms, if at all.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Registration Statement (No. 333-112539) on Form S-1 as filed with the Securities and Exchange Commission (“SEC”).

     Initial Public Offering

     On May 4, 2004, the Company completed an initial public offering (“IPO”) of 5,000,000 shares of the Company’s common stock which resulted in net proceeds of approximately $67.9 million after payment of underwriting discounts and commissions and other expenses aggregating $7.1 million.

     Reverse Stock Split

     On April 28, 2004, the Company completed a one-for-two reverse stock split of its common stock pursuant to which every two shares of the Company’s common stock were replaced with one share of the Company’s common stock and the conversion ratio of each share of preferred stock was adjusted accordingly to reflect the reverse stock split. As a result, in connection with the IPO, on April 28, 2004, the 31,921,809 outstanding shares of the Company’s redeemable convertible preferred stock converted into 15,960,898 shares of the Company’s common stock.

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

     Authorized Common Stock

     Pursuant to the Company’s Amended and Restated Certificate of Incorporation filed on May 3, 2004, the Company increased its authorized common stock to 80,000,000 shares.

     Consolidation

     The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly-owned subsidiary, Barrier Therapeutics, NV. All significant intercompany transactions and balances are eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses, approximate their fair values.

     Redeemable Convertible Preferred Stock

     The carrying value of redeemable preferred stock was increased by periodic accretions through the date of conversion at the IPO. These increases were effected through charges to deficit accumulated during the development stage.

     Stock-Based Compensation

     SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”) provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

     Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six months ended June 30,
	2004	2003
Net loss attributable to common stockholders, as reported	$(20,872,155)	$(11,910,163)
Add: Non-cash employee compensation as reported	1,232,033	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,574,597)	(300,242)

SFAS 123 pro forma net loss	(21,214,719)	(12,210,405)

Basic and diluted loss attributable per common share	$(2.69)	$(44.95)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(2.73)	$(46.09)

     SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Six months ended June 30,
	2004	2003
Risk-free interest rate	2.8-3%	4.0-4.5%
Dividend yield	0%	0%
Expected life	9.0 years	9.5 years
Volatility	75%	N/A

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

     Deferred Stock Compensations

     During the three months ended June 30, 2004, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $160,875, representing the difference between the fair value of common stock on the date such options were granted, determined in accordance with GAAP, and the exercise price. During the six months ended June 30, 2004, the Company recorded deferred stock compensation totaling $2,994,625. These amounts are included as a component of stockholders’ deficit and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the three months ended June 30, 2004, the Company recorded amortization of deferred stock compensation of $534,685. During the six months ended June 30, 2004, the Company recorded amortization of deferred stock compensation of $1,232,033.

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

2. Comprehensive Loss

     The components of comprehensive loss are as follows:

	Six months ended June 30,
	2004	2003
	(unaudited)
Net loss	$(16,279,811)	$(8,708,348)
Foreign currency translation	(17,206)	(17,424)
Change in unrealized net gains on marketable securities	(214,611)	(10,639)

Comprehensive loss	$(16,511,628)	$(8,736,411)

     Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

3. Loss Per Share

     The following table sets forth the computation of basic and diluted net loss attributed to common stockholders per share:

	Six months ended June 30,
	2004	2003
	(unaudited)
Numerator
Net loss	$(16,279,811)	$(8,708,348)
Preferred stock accretion	(4,592,344)	(3,201,815)

Numerator for basic and diluted net loss attributable to common stockholders per share – net loss attributable to common stockholders	$(20,872,155)	$(11,910,163)

Denominator
Denominator for basic and diluted net loss attributable to common stockholders per share – weighted-average shares	7,763,643	264,943

Basic and diluted net loss attributable to common stockholders per share	$(2.69)	$(44.95)

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Six months ended June 30,
	2004	2003
Preferred Stock	—	11,858,333
Options	1,369,282	629,333

4. Redeemable Convertible Preferred Stock

     On April 28, 2004, in connection with the IPO and as a result of the adjustment to the conversion ratio effected by the one-for-two reverse stock split of the Company’s common stock, every two shares of the Company’s Series A, Series B and Series C redeemable convertible preferred stock were converted into one share common stock. Fractional shares were redeemed for cash.

     Series A Redeemable Convertible Preferred Stock

     Series A redeemable convertible preferred stock (“Series A”) was issued in exchange for licenses, intellectual property, patents and patent applications valued at $25,000,000 during 2002. The holders of Series A were Janssen Pharmaceutica Products, L.P. and Johnson & Johnson Consumer Companies, Inc.

     A total of 8,333,333 shares were converted and exchanged into 4,166,666 shares of common stock.

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

     A total of 15,383,336 shares were converted and exchanged into 7,691,667 shares of common stock.

     Series C Redeemable Convertible Preferred Stock

     The Company received an aggregate of $32,000,046 in exchange for the issuance of the Series C redeemable convertible preferred stock (“Series C”) during 2003. Offering costs of approximately $97,000 were netted against gross proceeds.

     A total of 8,205,140 shares were converted and exchanged into 4,102,565 shares of common stock.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Series A Redeemable		Series B Redeemable		Series C Redeemable
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$—	—	$—	—	$—
Issuance of Series A
Redeemable Convertible Preferred Stock	4,166,666	25,000,000	—	—	—	—
Issuance of Series B
Redeemable Convertible Preferred Stock	—	—	3,858,335	22,517,659	—	—
Accretion to redemption value	—	1,750,330	—	1,641,774	—	—

Balance at December 31, 2002	4,166,666	26,750,330	3,858,335	24,159,433	—	—
Issuance of Series B
Redeemable Convertible Preferred Stock	—	—	3,833,332	22,999,998	—	—
Accretion to redemption value	—	2,939,152	—	4,673,309	—	—
Issuance of Series C
Redeemable Convertible Preferred Stock	—	—	—	—	4,102,565	31,918,633
Accretion to redemption price	—	—	—	—	—	819,713

Balance at December 31, 2003	4,166,666	29,689,482	7,691,667	51,832,740	4,102,565	32,738,346
Accretion to redemption value	—	1,052,130	—	2,035,630	—	1,504,584
Financing expenses	—	—	—	—	—	(16,189)

Conversion into common stock	(4,166,666)	(30,741,612)	(7,691,667)	(53,868,370)	(4,102,565)	(34,226,741))

Balance at June 30, 2004 (unaudited)	—	$—	—	$—	—	$—

5. Preferred Stock

     Pursuant to the Company’s Amended and Restated Certificate of Incorporation filed on May 3, 2004, the Company has 5,000,000 shares of authorized “blank-check” preferred stock. The Board of Directors is authorized to issue these shares in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.

6. Commitments

     The Company enters into agreements for office space, clinical trials management, contract manufacturing and testing of its compounds. At June 30, 2004, the Company has aggregate commitments of approximately $15.6 million under such contracts.

     Additionally, the Company has entered into one development and supply agreement which provides for a future royalty payment equal to a stated percentage of the weighted average market price of sales of certain finished products which incorporate the product developed under the same contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements, including the related notes, presented in our Registration Statement on Form S-1 (No. 333-112539) and the financial statements and the related notes that appear elsewhere in this document.

Overview

     We are a biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. Our product pipeline includes eight product candidates in various stages of clinical development. Our four most advanced product candidates are the following:

•	Sebazole—a gel for the treatment of seborrheic dermatitis, a disease characterized by inflammation and scaling of the skin, principally of the scalp, face and chest.

•	Zimycan—an ointment for the treatment of infants with Candida-associated diaper dermatitis, an inflammatory disease characterized by diaper rash complicated with an infection by a fungus called Candida.

•	Hyphanox—an oral therapeutic for the treatment of fungal infections, including vaginal candidiasis, commonly known as vaginal yeast infection, onychomycosis, commonly known as nail fungus, and tinea pedis, commonly known as athlete’s foot.

•	Liarozole—an oral therapeutic for the treatment of congenital ichthyosis, a rare genetic disease characterized by dryness and scaling of the skin.

     We were incorporated in September 2001 and commenced active operations in May 2002. To date, we have not generated any product revenues. We have financed our operations and internal growth almost entirely through private placements of preferred stock and our initial public offering in the second quarter of 2004. We are a development stage enterprise and have incurred significant losses since our inception in 2001, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2004, we had a deficit accumulated during the development stage of $82.7 million. Our deficit accumulated during the development stage has resulted primarily from our acquisition of the rights to our product candidates and our research and development activities. We expect our operating losses will continue to increase as we do not expect to generate significant revenues in the near future, we expect to continue to increase our research and development costs, our costs of commercial operations are expected to increase, and we will incur the costs of being a public company.

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

     Research and development expenses represented approximately 71% of our total operating expenses for the six months ended June, 2004 and 84% of our total operating expenses for the six months ended June 30, 2003. Research and development expenses consist primarily of costs incurred for the conduct of our clinical trials, manufacturing development costs related to our clinical product candidates, personnel and related costs related to our research and product development activities and outside professional fees related to clinical development and regulatory matters.

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

     We will begin to incur significant sales and marketing expenses if we receive marketing authorization and approval to market our products in territories where we have marketing rights. We have begun to incur sales and marketing expenses in 2004 as we prepare for the launch of our first product, subject to obtaining requisite marketing approvals. Sales and marketing costs represented approximately 9% of our total operating expenses for the six months ended June 30, 2004. We had no sales and marketing expenses in 2003. We expect these costs to increase as we launch products, subject to receiving regulatory approval. These costs are expected to include marketing expenses to prepare for the launch of our products, expenses related to a sales organization for those regions in which we decide to market our products ourselves and costs for marketing efforts to support third parties with whom we may collaborate in the future in regions where we do not market directly.

     General and administrative costs represented approximately 20% of our operating expenses for the six months ended June 30, 2004 and 16% of our total operating expenses for the six months ended June 30, 2003. General and administrative expenses consist primarily of personnel and related costs and costs of general corporate activities, including legal and accounting fees, insurance and consulting costs. We anticipate that general and administrative expenses will increase in support of our expanding research and development operations and our initial marketing and commercialization efforts, as well as the costs of being a public company.

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

Recent Developments

     On April 28, 2004, we completed a one-for-two reverse stock split of all our common stock pursuant to which every two shares of our common stock were replaced with one share of common stock and the conversion ratio of each share of preferred stock was adjusted accordingly to reflect the reverse stock split. As a result, on April 28, 2004, the 31,921,809 outstanding shares of our convertible preferred stock converted into 15,960,898 shares of our common stock.

     On May 4, 2004, we completed an initial public offering (“IPO”) of 5,000,000 shares of common stock which resulted in net proceeds of approximately $67.9 million after payment of underwriting discounts and commissions and other expenses aggregating $7.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     We recorded deferred stock-based compensation related to stock options granted to employees of $161,000 and related amortization of approximately $535,000 during the three months ended June 30, 2004. We recorded deferred stock-based compensation of $2.99 million and related amortization of approximately $1.2 million during the six months ended June 30, 2004. We are applying a graded vesting amortization policy for our deferred compensation. This accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher compensation expense in earlier years than straight-line amortization. Had we chosen to apply the straight line method of amortization of deferred compensation, our stock compensation charge would have been $302,000 lower for the three months ended June 30, 2004 and $767,000 lower for the six months ended June 30, 2004. To date we have recorded deferred stock-based compensation of approximately $3.7 million and related amortization expense of approximately $1.4 million.

     Stock-based compensation charges also represent the periodic revaluation of stock options that we have granted to non-employee consultants in accordance with the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18. Pursuant to this accounting literature, equity instruments, such as options, are required to be recorded at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. For grants to our non-employee consultants, the fair value of the equity instrument issued is more readily measured and we assign value to the options using a Black-Scholes methodology. As required, we revalue these options over the period when earned in accordance with their respective terms. Should our input assumptions change, for example, fair value of common stock at the measurement date, the fair value of our non-employee consultant compensation will change. We recorded stock-based compensation expense totaling $447,000 for the six months ended June 30, 2004 in connection with the grant of stock options to our non-employee consultants.

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

Results of Operations

     Revenue. We did not recognize any revenue in the three or six months ended June 30, 2003. We recognized grant revenue of $179,000 in the three months ended June 30, 2004 and $359,000 for the six months ended June 30, 2004. This represents income that we received under a grant from a Belgian governmental agency promoting technology in the Flemish region of Belgium through research grants. Pursuant to the terms of the grant, we will receive ¬1.8 million, or approximately $2.0 million, over a three-year period, to fund research on early stage, preclinical programs and compound screening. We are recognizing revenue as we perform qualifying work under this grant.

     Research and Development Expenses. Below is a summary of our research and development expenses for the six months ended June 30, 2003 and 2004.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Sebazole	$1,166	$1,836	$1,813	$2,738
Hyphanox	1,389	676	3,054	2,223
Zimycan	373	374	723	631
Liarozole	150	9	352	10
Other clinical stage products	757	5	1,358	7
Research and preclinical development costs	617	82	898	147
Internal costs	2,112	884	3,896	1,672

Total research and development expenses	$6,564	$3,866	$12,094	$7,428

     In the preceding table, research and development expenses are set forth in the following seven categories:

•	Sebazole—third-party direct project expenses relating to the development of Sebazole and Seboride.

•	Hyphanox—third-party direct project expenses relating to the development of Hyphanox.

•	Zimycan—third-party direct project expenses relating to the development of Zimycan.

•	Liarozole—third-party direct project expenses relating to the development of Liarozole.

•	Other clinical stage products—direct project expenses relating to the development of our other clinical stage product candidates.

•	Research and preclinical development costs—direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•	Internal costs—costs related primarily to personnel, as well as consulting, overhead and other expenses related to our research and development activities. We do not allocate these costs to specific projects as these costs relate to all research and development activities.

     Total research and development expenses in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 increased $2.7 million. There were higher internal costs, particularly personnel and related costs. There were also higher direct program costs on our earlier clinical stage product candidates, particularly, Rambazole. Additionally, our costs for Hyphanox increased in 2004 with the commencement of our vaginal candidiasis Phase III clinical trial. These costs were offset by net lower costs for Sebazole, as the manufacturing and commencement of the US and European clinical trials in 2003 were greater than the costs for a Phase III pivotal clinical trial incurred in the three months ended June 30, 2004. Our costs of research and preclinical product candidates increased primarily as a result of expanded activities related to our Belgian research grant and preclinical testing of Ecalcidene.

     Total research and development expenses for the six month ended June 30, 2004 compared to the six months ended June 30, 2003 increased $4.7 million. During the six months ended June 30, 2004 our research and development costs related to Sebazole decreased due to the completion of two Phase III clinical trials in the U.S. and Europe in November 2003, offset by cost related to a confirmatory Phase III clinical trial for Sebazole, which commenced in the second quarter of 2004. Our costs for Hyphanox in the six months ended June 30, 2004 are related to a Phase III pivotal clinical trial for the treatment of vaginal candidiasis, which commenced in January 2004. Our costs in the six months ended June 30, 2003 for Hyphanox were primarily for the purchase of raw materials related to the manufacturing scale-up, as well as the costs of conducting a pilot bioequivalence study. Our costs related to Zimycan in the first half of 2004 increased slightly due to the ongoing cost of our Phase III pivotal clinical trial, which began enrolling patients in the first half of 2003. Our costs for Liarozole for the first half of 2004 are related to the cost of clinical supplies and the manufacturing scale-up for the active ingredient.

     Internal costs in the three months ended June 30, 2004 increased $1.2 million compared to the three months ended June 30, 2003. Personnel and related costs totaled $1.6 million for the three months ended June 30, 2004, an increase of $993,000 over the corresponding period in 2003. This increase includes amortization of deferred compensation of $190,000, which was zero at June 30, 2003. Other costs which include consultants, overhead and other expenses totaled $476,000, an increase of $235,000 compared to the corresponding period in 2003.

     Internal costs in the six months ended June 30, 2004 increased $2.2 million compared to the six months ended June 30, 2003. Personnel and related costs totaled $3.02 million for the six months ended June 30, 2004, an increase of $1.84 million over the corresponding period in 2003. This increase includes amortization of deferred compensation of $455,000, which was zero at June 30, 2003. Additionally, headcount grew to 29 employees at June 30, 2004 from 19 employees at June 30, 2003. Other costs which include consultants, overhead and other expenses totaled $874,000, an increase of $389,000 compared to the corresponding period in 2003.

     We anticipate that research and development expenses will continue to increase as we further advance our product candidates through clinical development and begin to devote additional resources to our earlier stage research and development projects. We also plan to initiate additional clinical trials for Hyphanox in the second half of 2004.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $897,000 for the three months ended June 30, 2004 and $1.6 million for the six months ended June 30, 2004. We had no sales and marketing expenses in 2003. These costs include personnel and related expenses of $408,000 and marketing and market research expense of $301,000 for the three months ended June 30, 2004. These costs include personnel and related expenses of $778,000 and marketing and market research expense of $567,000 for the six months ended June 30, 2004. As we prepare for the possible launch of our product candidates, subject to obtaining the requisite marketing approvals, these costs will continue to increase.

     General and Administrative Expenses. General and administrative expenses totaled $1.8 million for the three months ended June 30, 2004, an increase of $951,000 over the corresponding period in 2003. Personnel and related costs totaled $941,000 for the three months ended June 30, 2004, an increase of $623,000 over the corresponding period in 2003. This includes amortization of deferred compensation expense of $268,000, which was zero for the three months ended June 30, 2003. General and administrative costs also increased due to increased stock-based compensation expense related to non-employees of $192,000, an increase of $186,000 over the corresponding period in 2003.

     General and administrative expenses totaled $3.4 million for the six months ended June 30, 2004, an increase of $1.9 million over the corresponding period in 2003. Personnel and related costs totaled $1.76 million for the six months ended June 30, 2004, an increase of $1.18 million over the corresponding period in 2003. This includes amortization of deferred compensation expense of $591,000, which was zero for the six months ended June 30, 2003. Additionally, headcount grew to 16 employees at June 30, 2004 from nine employees at June 30, 2003. General and administrative costs also increased due to increased stock-based compensation expense related to non-employees of $447,000, an increase of $436,000 over the corresponding period in 2003.

     We expect general and administrative costs to continue to increase as we add more personnel and expand our infrastructure. The costs associated with being a public company will also increase our general and administrative expenses.

     Interest income, net of interest expense. Interest income, net of expense totaled $312,000 for the three months ended June 30, 2004, an increase of $215,000 as compared to the corresponding period in 2003. Interest income, net of expense totaled $478,000 for the six months ended June 30, 2004, an increase of $305,000 as compared to the corresponding period in 2003. The increase was primarily due to our higher balances of cash and cash equivalents and marketable securities in 2004 compared to 2003.

Liquidity and Capital Resources

     We have funded our operations principally from issuances of our convertible preferred stock and convertible promissory notes and proceeds from our IPO. Since our inception, we raised $67.9 million from our IPO in May, 2004, net of expenses, and we have issued preferred stock for aggregate net cash proceeds of approximately $77.3 million. $31.9 million was raised through our sale of series C convertible preferred stock in October 2003, $23.0 million was raised through our sale of series B convertible preferred stock in May 2003 and $22.4 million was raised through our sale of series B convertible preferred stock in May 2002. Issuances of convertible promissory notes resulted in proceeds of $100,000 in 2001 and $50,000 in 2002. These notes were subsequently converted into shares of our series B convertible preferred stock in accordance with their terms.

     In September 2003, we obtained a $750,000 secured line of credit to fund the purchase of office furniture, computer equipment and software. This line of credit bears interest at the rate of 6.4% plus a fluctuating mark-up based on market rates that is set at the time of funding. We have borrowed $268,000 under this line of credit. In December 2003, we financed $186,000 for a portion of our clinical trial insurance that will be paid monthly through October 1, 2004.

     At June 30, 2004, we had cash, cash equivalents and marketable securities totaling $106.6 million and working capital of $104.9 million. This includes the net proceeds of our IPO in May 2004.

     We used cash in operations for the six months ended June 30, 2004 of $14.4 million. Cash used in operations for the six months ended June 30, 2003 was $7.9 million. The increase was attributable to the increased working capital requirements to fund our operations, including our operating losses.

     Cash used in investing activities for the six months ended June 30, 2004 was $49.8 million. For the six months ended June 30, 2003, cash used in investing activities was $7.4 million. This increase is primarily due to the purchases of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to utilize third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make any significant capital expenditures in 2004 or for the foreseeable future.

     We expect that our cash at June 30, 2004 and the proceeds of our IPO, will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements at least through the end of 2005. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities;

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs; and

•	our ability to establish and maintain collaborative and other strategic arrangements.

     Our capital requirements are likely to increase. As a result, we may require additional funds and may attempt to raise additional funds through public or private equity offerings or debt financings, collaborative agreements with corporate partners or from other sources.

     The following table summarizes our material contractual commitments as of June 30, 2004:

	Payments Due by Period
		Remainder	One to Three	Four to	After Five
Contractual Obligation	Total	of 2004	Years	Five Years	Years
Lease obligations	$3,427,000	$177,000	$1,658,000	$1,154,000	$438,000
Other contractual obligations	12,149,000	7,830,000	2,819,000	1,500,000	—

Total	$15,576,000	$8,007,000	$4,477,000	$2,654,000	$438,000

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

     Net Operating Loss Carryforwards

     We incurred net operating losses for the period from inception to December 31, 2001 and the years ended December 31, 2002 and 2003, and consequently did not pay federal, state or foreign income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $25.0 million. Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards may be limited if the company experiences a change in ownership of more than 50% within a three-year period. As a result of our equity financings, we may experience such an ownership change, however we have not performed a detailed analysis of any ownership change. Accordingly, our net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit was uncertain.

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

     Since our inception in September 2001, we have incurred significant operating losses and, as of June 30, 2004, we had a deficit accumulated during the development stage of $82.7 million. We have not yet completed the development of any of our product candidates, and none are ready for commercialization. As a result, to date, we have generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:

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

     As of June 30, 2004, we had cash, cash equivalents and marketable securities of $106.6 million. We believe these funds and our interest on the aggregate of these funds will be sufficient to meet our projected operating requirements at least through the end of 2005. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We will require additional funding in order to continue our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

     We are currently not allowed to market any of our product candidates in any jurisdiction. We intend to market our products in the United States and in various other countries, and as a result, we will need to obtain separate regulatory approvals in most jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun. It may take several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidates may never be approved for sale or become commercially viable. We do not believe that any of our product candidates have alternative uses if our current development activities are unsuccessful.

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

     For example, we completed enrollment of our Phase III clinical trial for Zimycan later than expected due to difficulties enrolling infants with proven Candida-associated diaper dermatitis resulting in a delay in completing that trial.

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

     We depend on independent clinical investigators and contract research organizations to conduct our clinical trials. Contract research organizations also assist us in the collection and analysis of trial data. We also depend on third parties to perform pharmacovigilence services for us. The investigators, contract research organizations and other contractors are not our employees, and we cannot control, other than by contract, the amount of resources, including time, that they devote to our product candidates. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial that have been approved by regulatory agencies and for ensuring that we report product related adverse events in accordance with applicable regulations. Furthermore, the FDA requires us to comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

     Under the license agreements, Janssen has an exclusive option to acquire the right to commercialize Hyphanox on a geographic region-by-region basis. Janssen has 90 days to exercise this option from the date that we provide notice that we are able to manufacture Hyphanox batches that are reproducible and bioequivalent to Janssen’s Sporanox product or a similar itraconazole product previously developed by Janssen. We also must provide this notice if we can demonstrate clinical efficacy in a Phase III clinical trial performed by us. During the first half of 2004, we completed a bioequivalence study of Hyphanox relative to Sporanox, which indicated that the bioavailability of Hyphanox relative to Sporanox is slightly above the upper limit of the regulatory range for bioequivalence. As a result, our bioequivalence study did not trigger the option. However, this option may be triggered if any subsequent study demonstrates bioequivalence or if our Phase III clinical trial for Hyphanox demonstrates clinical efficacy. Depending on whether or not Janssen exercises its option and the regions for which it chooses to exercise its option, our business may be either favorably or adversely affected.

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

     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, the FDA has previously issued three not approvable letters for Zimycan in 1986, 1999 and 2000. Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of our clinical trial data, which also could cause delays of an approval or the rejection of an application. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. For example, the FDA informed us that we will have to conduct studies to assess the long-term safety of our Sebazole product candidate. We believe that we will be able to complete our long-term safety study and provide the study data to the FDA after the initial filing of an NDA and during the period that the FDA reviews the NDA. The filing of an NDA, and any resulting approval, would be delayed if we are required to complete this long-term safety study prior to filing the NDA.

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

     Some jurisdictions, including Europe and the United States, may designate drugs for relatively small patient populations as orphan drugs. The Commission for the European Community and the FDA have granted Liarozole orphan drug status for its use in the treatment of congenital ichthyosis. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity and specific tax credits in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved, except in limited circumstances, for a period of up to ten years in Europe and for a period of seven years in the United States. Obtaining orphan drug designations and orphan drug exclusivity for our product candidates for the treatment of rare dermatological diseases may be critical to the success of these product candidates. Our competitors may obtain orphan drug exclusivity for products competitive with our product candidates before we do, in which case we would be excluded from that market. Even if we obtain orphan drug exclusivity for any of our product candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitive product.

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

     Our revenues and profits depend heavily upon the availability of reimbursement for the use of our product candidates that are approved for marketing from third-party health care and government payors, both in the United States and in foreign markets. Reimbursement by a third-party payer may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

     If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:

•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, ketoconazole creams from generic manufacturers, Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation. In addition, Connetics Corporation has applied for FDA approval for a ketoconazole foam.

•	For Zimycan, in the treatment of Candida-associated diaper dermatitis, ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams.

•	For Hyphanox, in the treatment of vaginal candidiasis, Diflucan from Pfizer Inc., and its generic equivalents and Sporanox from Janssen. For Hyphanox, in the treatment of tinea pedis and onychomycosis, Sporanox from Janssen, and its generic equivalents, Lamisil from Novartis AG and Penlac from Dermik Laboraties. In addition, Bristol-Myers, Pfizer and Schering-Plough Corporation have announced that they are developing or have approval for treatments for systemic fungal infections.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Connectics and Hoffmann-La Roche Inc. and over the counter topical moisturizers and emollients.

•	For Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc., Methotrexate from Barr Laboratories, Inc. and from generic manufacturers.

•	We also believe that many of the competitive products for our later stage product candidates and Rambazole will similarly compete with our earlier stage product candidates because of the indications for which we are developing these product candidates.

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

     Our employees, officers and directors may elect to sell their shares of our common stock or exercise their stock options in order to sell the stock underlying their options in the market. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Officers, directors and stockholders owning an aggregate of approximately 16,798,648 shares, have agreed, subject to exceptions, that they will not, without the prior written consent of the underwriters of our IPO, directly or indirectly sell any of these shares, or exercise any of their options and warrants, for 180 days after April 28, 2004, but these agreements can be waived by the underwriters in their sole discretion

Our executive officers, directors and major stockholders maintain the ability to control all matters submitted to stockholders for approval.

     Our executive officers, directors and major stockholders and their affiliates beneficially own approximately 79% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     a) Modification of Rights of Registered Securities. None.

     b) Limitation of Rights of Registered Securities. None.

     c) Sales of Unregistered Securities. During the three month period ended June 30, 2004, we issued and sold 6,388 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), upon the exercise of options for cash consideration with an aggregate exercise price of $3,833.10. During the same period we granted options to purchase 69,250 shares of common stock at an average exercise price of $10.60 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

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

     (4) (v) We incurred total expenses in connection with the offering of $7.1 million, which consisted of direct payments of: (i) $1.53 million in legal, accounting and printing fees; (ii) $5.25 million in underwriters’ discounts, fees and commissions; and (iii) $0.32 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     (4) (vi) The net offering proceeds to us after deducting total expenses were approximately $67.9 million.

     (4) (vii) As of May 4, 2004 we completed the offering. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit
No.	Description
10.1	Amendment No. 2, dated May 13, 2004, to Lease Agreement dated May 28, 2003, between Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton, New Jersey.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(b) Reports on Form 8-K. None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC. (Registrant)

August 11, 2004	By	GEERT CAUWENBERGH

Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	ANNE M. VANLENT

Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal financial and accounting officer)