Form 10-Q
period 2004-09-30
BARRIER THERAPEUTICS INC
filed 2004-11-10
CIK 1173657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2004
Common Stock, par value $.0001	21,848,014

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

•	the increasing trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our later stage and earlier stage product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates;

•	the timing of the initiation or completion of any clinical trials;

•	the timing of the commercial launch of any of our product candidates, if approved; and

•	other statements regarding matters that are not historical facts or statements of current condition.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,083,590	$11,471,652
Marketable securities	78,562,235	42,304,660
Interest receivable	986,515	716,226
Prepaid expenses and other current assets	1,323,929	1,239,712

Total current assets	102,956,269	55,732,250
Property and equipment, net	991,975	844,741
Security deposits	42,290	38,579
Deferred financing costs	—	355,000

Total assets	$103,990,534	$56,970,570

Liabilities, redeemable preferred stock and stockholders’ equity (deficit)
Current liabilities:
Notes payable, current portion	$211,575	$253,541
Accounts payable	2,129,538	1,358,576
Accrued expenses	3,853,582	1,952,065
Deferred revenue	956,446	453,482
Other current liabilities	28,889	32,543

Total current liabilities	7,180,030	4,050,207
Notes payable, long-term portion	396,004	193,379
Series A redeemable convertible preferred stock, $.0001 par value; 0 shares issued and outstanding at September 30, 2004, 4,166,666 shares authorized, issued and outstanding at December 31, 2003	—	29,689,482
Series B redeemable convertible preferred stock, $.0001 par value; 0 shares issued and outstanding at September 30, 2004, 7,691,667 shares authorized, issued and outstanding at December 31, 2003	—	51,832,740
Series C redeemable convertible preferred stock, $.0001 par value; 0 shares issued and outstanding at September 30, 2004, 4,102,565 shares authorized, issued and outstanding at December 31, 2003	—	32,738,346
Stockholders’ equity (deficit):
Common stock, $.0001 par value; 80,000,000 authorized, 21,835,708 issued and outstanding at September 30, 2004; and 40,000,000 shares authorized; 822,500 issued and outstanding at December 31, 2003	2,184	83
Additional paid-in capital	191,345,201	887,268
Deficit accumulated during development stage	(92,887,068)	(61,864,753)
Deferred compensation	(1,867,722)	(527,652)
Other comprehensive income (loss)	(178,095)	(28,530)

Total stockholders’ equity (deficit)	96,414,500	(61,533,584)

Total liabilities and stockholders’ equity (deficit)	$103,990,534	$56,970,570

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from September 17, 2001 (inception) to September 30,
	2004	2003	2004	2003	2004
Revenues:
Contract revenue	$25,000	$—	$25,000	$—	$25,000
Grant revenue	197,644	202,636	556,876	202,636	923,627

Total revenues	222,644	202,636	581,876	202,636	948,627

Operating expenses:
Research and development	7,960,672	4,011,105	20,055,026	11,438,646	41,082,075
Sales and marketing	1,077,781	—	2,719,263	—	2,734,264
General and administrative	1,767,385	919,412	5,148,218	2,373,295	10,414,918
In-process research and development	—	—	—	—	25,000,000

Total operating expenses	10,805,838	4,930,517	27,922,507	13,811,941	79,231,257

Loss from operations	(10,583,194)	(4,727,881)	(27,340,631)	(13,609,305)	(78,282,630)
Interest income	440,791	94,189	933,040	267,265	1,626,597
Interest expense	(7,757)	—	(22,380)	—	(31,440)

Loss before income tax benefit	(10,150,160)	(4,633,692)	(26,429,971)	(13,342,040)	(76,687,473)
Income tax benefit	—	—	—	—	217,027

Net loss	(10,150,160)	(4,633,692)	(26,429,971)	(13,342,040)	(76,470,446)
Preferred stock accretion	—	(2,174,509)	(4,592,344)	(5,376,324)	(16,416,622)

Net loss attributable to common stockholders	$(10,150,160)	$(6,808,201)	$(31,022,315)	$(18,718,364)	$(92,887,068)

Basic and diluted net loss attributable to common stockholders per share	$(.47)	$(17.36)	$(2.51)	$(60.90)
Weighted-average shares outstanding—basic and diluted	21,549,794	392,265	12,357,817	307,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			September 17,
			2001
	Nine months ended September 30,		(inception) to September 30,
	2004	2003	2004
Operating activities
Net loss	$(26,429,971)	$(13,342,040)	$(76,470,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	257,311	85,244	439,552
Amortization of deferred compensation	1,654,556	63,547	1,852,654
Purchased in-process research and development	—	—	25,000,000
Non-cash compensation expense related to the issuance of options to non-employees	584,048	33,540	708,963
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84,217)	(333,217)	(1,138,335)
Interest receivable	(270,289)	(86,133)	(986,515)
Accounts payable and accrued expenses	3,027,479	421,398	5,983,120
Deferred revenue	502,964	347,947	956,446
Other current liabilities	5,596	1,585	7,399

Net cash used in operating activities	(20,752,523)	(12,808,129)	(43,647,162)
Investing activities
Purchase of fixed assets	(404,545)	(490,718)	(1,431,527)
Security deposits	(3,711)	(38,579)	(42,290)
Purchase of marketable securities	(73,948,055)	(7,478,947)	(139,575,017)
Maturities of marketable securities	37,575,637	1,046,111	60,886,114

Net cash used in investing activities	(36,780,674)	(6,962,133)	(80,162,720)
Financing activities
Issuance of convertible promissory notes	—	—	150,000
Repayment of loan to officer	—	59,980	59,980
Borrowings under notes payable	407,179	—	675,030
Repayment of notes payable	(246,520)	—	(253,045)
Proceeds from issuance of preferred stock	(16,189)	22,999,998	77,270,101
Proceeds from issuance of common stock, net	67,941,362	—	67,942,809
Proceeds from exercise of stock options	94,025	—	100,025

Net cash provided by financing activities	68,179,857	23,059,978	145,944,900
Effect of exchange rate on cash and cash equivalents	(34,722)	(8,478)	(51,428)

Net increase (decrease) in cash and cash equivalents	10,611,938	3,281,238	22,083,590
Cash and cash equivalents, beginning of period	11,471,652	6,034,929	—

Cash and cash equivalents, end of period	$22,083,590	$9,316,167	$22,083,590

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$22,380	$—	$31,340

Non-cash investing and financing activities
Issuance of common stock in exchange for notes payable	$—	$—	$59,980

Preferred stock issued for convertible promissory note	$—	$—	$150,000

Release of formerly restricted stock	$9,250	$—	$23,762

Issuance of note payable in exchange for prepaid insurance	$—	$—	$185,594

Issuance of Series A redeemable convertible preferred stock in exchange for purchased in-process research and development	$—	$—	$25,000,000

Conversion of redeemable convertible preferred stock to common stock	$118,836,723	$—	$118,836,723

Costs in connection with initial public offering of common stock reclassified to additional paid in capital	$1,808,638	$—	$1,808,638

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

     Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements through at least the end of 2005. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Consolidated Balance Sheet as of December 31, 2003 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Registration Statement (No. 333-112539) on Form S-1 as filed with the Securities and Exchange Commission (“SEC”).

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

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Net loss attributable to common stockholders, as reported	$(31,022,315)	$(18,718,364)
Add: Non-cash employee compensation as reported	1,654,556	63,547
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,537,438)	(450,362)

SFAS 123 pro forma net loss	(31,905,197)	(19,105,179)

Basic and diluted loss attributable per common share	$(2.51)	$(60.90)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(2.58)	$(62.16)

     SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Nine months ended
	September 30,
	2004		2003
Risk-free interest rate		2.8-3%		4.0-4.5%
Dividend yield		0%		0%
Expected life	9.0	years	9.5	years
Volatility		65%		N/A

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.

     The Company accounts for options issued to nonemployees under SFAS 123 and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”). As such, the value of such options is periodically remeasured during their vesting terms.

     Deferred Stock Compensation

     During the nine months ended September 30, 2004, the Company recorded deferred stock compensation totaling $2,994,625, representing the difference between the fair value of common stock on the date such options were granted, determined in accordance with GAAP, and the exercise price. During the three months ended September 30, 2004, the Company recorded no deferred stock compensation. This amount is included as a component of stockholders’ (deficit) equity and is being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the three months ended September 30, 2004, the Company recorded amortization of deferred stock compensation of $423,000. During the nine months ended September 30, 2004, the Company recorded amortization of deferred stock compensation of $1,654,556.

     Revenue Recognition

     Contract revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognized ratably over the performance period. Royalties from licensees are based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured.

2. Comprehensive Loss

The components of comprehensive loss are as follows:

	Nine months ended September 30,
	2004	2003
	(unaudited)
Net loss	$(26,429,971)	$(13,342,040)
Foreign currency translation	(34,722)	(8,478)
Change in unrealized net gains on marketable securities	(114,843)	(28,132)

Comprehensive loss	$(26,579,536)	$(13,378,650)

     Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

3. Redeemable Convertible Preferred Stock

     On April 28, 2004, in connection with the IPO and as a result of the adjustment to the conversion ratio effected by the one-for-two reverse stock split of the Company’s common stock, every two shares of the Company’s Series A, Series B and Series C redeemable convertible preferred stock were converted into one share of common stock. Fractional shares were redeemed for cash.

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

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Series A Redeemable		Series B Redeemable		Series C Redeemable
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	$—	—	$—	—	$—
Issuance of Series A
Redeemable Convertible Preferred Stock	4,166,666	25,000,000	—	—	—	—
Issuance of Series B
Redeemable Convertible Preferred Stock	—	—	3,858,335	22,517,659	—	—
Accretion to redemption value	—	1,750,330	—	1,641,774	—	—

Balance at December 31, 2002	4,166,666	26,750,330	3,858,335	24,159,433	—	—
Issuance of Series B
Redeemable Convertible Preferred Stock	—	—	3,833,332	22,999,998	—	—
Accretion to redemption value	—	2,939,152	—	4,673,309	—	—
Issuance of Series C
Redeemable Convertible Preferred Stock	—	—	—	—	4,102,565	31,918,633
Accretion to redemption price	—	—	—	—	—	819,713

Balance at December 31, 2003	4,166,666	29,689,482	7,691,667	51,832,740	4,102,565	32,738,346
Accretion to redemption value	—	1,052,130	—	2,035,630	—	1,504,584
Financing expenses	—	—	—	—	—	(16,189)

Conversion into common stock	(4,166,666)	(30,741,612)	(7,691,667)	(53,868,370)	(4,102,565)	(34,226,741)

Balance at September 30, 2004 (unaudited)	—	$—	—	$—	—	$—

4. Preferred Stock

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

5. Notes Payable

     In September 2003, the Company entered into an equipment and furniture financing arrangement with a third party for up to $750,000 with an interest rate defined at the time of funding. The Company will enter into a promissory note with a term of 3 years, which will be collateralized by the related equipment and furniture, each time it receives funding.

     In November 2003, the Company entered into a promissory note for $267,851, payable in 35 monthly installments of $8,498, including interest at 8.84%. In August 2004, the Company entered into a promissory note for $407,179, payable in 35 monthly installments of $12,939, including interest at 8.95%.

     In addition, in December 2003, the company financed $185,593 for a portion of its clinical trial insurance, to an unrelated third party. The balance is due in nine month payments of $21,110 through October 1, 2004, including interest at 5.62%.

6. Related Party Transactions

     In July 2004, the Company entered into an agreement with one of the Johnson & Johnson companies under which the Company committed to purchasing one million euros (approximately $1,200,000) of inventory within the two year period ended July 2006.

BARRIER THERAPEUTICS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Commitments

     The Company enters into agreements for office space, clinical trials management, contract manufacturing and testing of its compounds. At September 30, 2004, the Company has aggregate commitments of approximately $18 million under such contracts.

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

Overview

     We are a biopharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. Our product pipeline includes eight product candidates in various stages of clinical development. Our four most advanced product candidates are the following:

•	Zimycan—an ointment for the treatment of infants with Candida-associated diaper dermatitis, an inflammatory disease characterized by diaper rash complicated with an infection by a fungus called Candida.

•	Sebazole—a gel for the treatment of seborrheic dermatitis, a disease characterized by inflammation and scaling of the skin, principally of the scalp, face and chest.

•	Hyphanox—an oral therapeutic for the treatment of fungal infections, including vaginal candidiasis, commonly known as vaginal yeast infection and onychomycosis, commonly known as nail fungus.

•	Liarozole—an oral therapeutic for the treatment of congenital ichthyosis, a rare genetic disease characterized by dryness and scaling of the skin.

     We were incorporated in September 2001 and commenced active operations in May 2002. To date, we have not generated any product revenues. We have financed our operations and internal growth almost entirely through private placements of preferred stock and our initial public offering in the second quarter of 2004. We are a development stage enterprise and have incurred significant losses since our inception in 2001, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2004, we had a deficit accumulated during the development stage of approximately $93 million. Our deficit accumulated during the development stage has resulted primarily from our acquisition of the rights to our product candidates and our research and development activities. We expect our operating losses will continue to increase as we do not expect to generate significant revenues in the near future, we expect to continue to increase our research and development costs, our costs of commercial operations are expected to increase, and we will incur the costs of being a public company.

     We expect to continue to spend significant amounts, including clinical trial costs, on the development of our product candidates. We plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada, and Europe. We expect our costs to increase significantly as we continue to develop and ultimately commercialize our product candidates. While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also plan to identify and develop, either internally or through collaborative agreements, additional product candidates that address major needs in dermatology through acquisitions or licenses of rights to potential new products and product candidates that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve, and then maintain, profitability.

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

     Research and development expenses represented approximately 72% of our total operating expenses for the nine months ended September 30, 2004 and 83% of our total operating expenses for the nine months ended September 30, 2003. Research and development expenses consist primarily of costs incurred for the conduct of our clinical trials, manufacturing development costs related to our clinical product candidates, personnel and related costs related to our research and product development activities and outside professional fees related to clinical development and regulatory matters.

     Purchased in-process research and development expense represents costs incurred for the acquisition of our product candidates. During 2002, we expensed $25.0 million for in-process research and development solely as a result of our entering into our principal license agreements. Pursuant to these agreements, we obtained exclusive licenses to a portfolio of patents and non-exclusive licenses to related know-how, to make, use and sell our initial product candidates in the field of dermatology in many countries throughout the world. This transaction was accounted for as an acquisition of assets and consisted of several projects at various stages of development as well as access to the classes of compounds claimed in the patents licensed to us, which we can screen in our search for new product candidates in the field of dermatology. We acquired these assets under licenses from affiliates of Johnson & Johnson in exchange for the issuance of 8,333,333 shares of our series A convertible preferred stock which were converted and exchanged into 4,166,666 shares of common stock in connection with our IPO.

     We will begin to incur significant sales and marketing expenses if we receive marketing authorization and approval to market our products in territories where we have marketing rights. We have begun to incur sales and marketing expenses in 2004 as we prepare for the launch of our first product, subject to obtaining requisite marketing approvals. Sales and marketing costs represented approximately 10% of our total operating expenses for the nine months ended September 30, 2004. We had no sales and marketing expenses in 2003. We expect these costs to increase as we launch products, subject to receiving regulatory approval. These costs are expected to include marketing expenses to prepare for the launch of our products, expenses related to a sales organization for those regions in which we decide to market our products ourselves and costs for marketing efforts to support third parties with whom we may collaborate in the future in regions where we do not market directly.

     General and administrative costs represented approximately 18% of our operating expenses for the nine months ended September 30, 2004 and 17% of our total operating expenses for the nine months ended September 30, 2003. General and administrative expenses consist primarily of personnel and related costs and costs of general corporate activities, including legal and accounting fees, insurance and consulting costs. We anticipate that general and administrative expenses will increase in support of our expanding research and development operations and our initial marketing and commercialization efforts, as well as the costs of being a public company.

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

     The following discusses the significant judgments for certain accounting policies that we believe are the most critical to aid you in fully understanding and evaluating our reported financial results.

     Revenue Recognition

     Contract revenues include license fees and milestone payments associated with collaborations with third parties. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the performance period. Royalties from licensees are based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured.

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

     Stock-based Compensation

     Stock-based compensation charges represent the difference between the exercise price of options granted to employees and the fair value of our common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. We recognize this compensation charge over the vesting periods of the shares purchasable upon exercise of options. Should our assumptions of fair value change, the amount recorded as intrinsic value may increase or decrease in the future.

     We recorded deferred stock-based compensation of $3.0 million and related amortization of approximately $1.7 million during the nine months ended September 30, 2004. We amortized approximately $423,000 during the three months ended September 30, 2004. To date we have recorded deferred stock-based compensation of approximately $3.7 million and related amortization expense of approximately $1.9 million.

     We are applying a graded vesting amortization policy for our deferred compensation. This accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher compensation expense in earlier years than straight-line amortization. Had we chosen to apply the straight line method of amortization of deferred compensation, our stock compensation charge would have been $190,000 lower for the three months ended September 30, 2004 and $957,000 lower for the nine months ended September 30, 2004.

     Stock-based compensation charges also represent the periodic revaluation of stock options that we have granted to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18. Pursuant to this accounting literature, equity instruments, such as options, are required to be recorded at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. For grants to our non-employees, the fair value of the equity instrument issued is more readily measured and we assign value to the options using a Black-Scholes methodology. As required, we revalue these options over the period when earned in accordance with their respective terms. Should our input assumptions change, for example, fair value of common stock at the measurement date, the fair value of our non-employee consultant compensation will change. We recorded stock-based compensation expense totaling $584,000 for the nine months ended September 30, 2004 in connection with the grant of stock options to our non-employee consultants and independent members of our Board of Directors.

Results of Operations

     Revenue. To date, our revenue has consisted primarily of grant revenue. This represents income that we received under a grant from a Belgian governmental agency promoting technology in the Flemish region of Belgium through research grants. Pursuant to the terms of the grant, we will receive €1.8 million, or approximately $2.0 million, over a three-year period, to fund research on early stage, preclinical programs and compound screening. We are recognizing revenue as we perform qualifying work under this grant.

     Revenue may be derived from license fees and milestone payments from our collaborative partners and licensees. Revenue received in advance of performance obligations or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Contract revenues are recorded as the services are performed. License revenues are typically not consistent or recurring in nature. We expect that our revenue will fluctuate from year-to-year and quarter-to-quarter.

     We recognized grant revenue of $198,000 in the three months ended September 30, 2004 and $557,000 for the nine months ended September 30, 2004. In 2003, we recorded $203,000 of grant revenue during the three months ended September 30, 2003, as well as the nine months ended September 30, 2003. Additionally, during the three months ended September 30, 2004, we recognized $25,000 from a collaboration agreement which is being ratably recognized over the performance period.

     Research and Development Expenses. Below is a summary of our research and development expenses for the nine months ended September 30, 2004 and 2003.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Sebazole	$2,259	$1,314	$4,073	$4,052
Hyphanox	1,652	610	4,706	2,833
Zimycan	556	322	1,278	953
Liarozole	169	261	521	271
Other clinical stage products	843	173	2,200	181
Research and preclinical development costs	340	261	1,239	408
Internal costs	2,142	1,070	6,038	2,741

Total research and development expenses	$7,961	$4,011	$20,055	$11,439

     In the preceding table, research and development expenses are set forth in the following seven categories:

•	Sebazole—third-party direct project expenses relating to the development of Sebazole and Seboride.

•	Hyphanox—third-party direct project expenses relating to the development of Hyphanox.

•	Zimycan—third-party direct project expenses relating to the development of Zimycan.

•	Liarozole—third-party direct project expenses relating to the development of Liarozole.

•	Other clinical stage products—direct project expenses relating to the development of our other clinical stage product candidates and products in reformulation.

•	Research and preclinical development costs—direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•	Internal costs—costs related primarily to personnel, as well as consulting, overhead and other expenses related to our research and development activities. We do not allocate these costs to specific projects as these costs relate to all research and development activities.

     Total research and development expenses in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 increased $3.9 million. Internal costs were twice that of the previous comparative period, particularly personnel and related costs. There were also higher direct program costs on our earlier clinical stage product candidates, particularly, Rambazole. Additionally, our costs for Hyphanox increased in 2004 with the ongoing vaginal candidiasis Phase III clinical trial. Our costs for Sebazole were higher in 2004 as the US and European clinical trials in 2003 were less than the costs for a Phase III pivotal clinical trial incurred in the three months ended September 30, 2004 and a long-term safety study which commenced in the third quarter of 2004. Our costs of research and preclinical product candidates increased primarily as a result of cost related to our preclinical product candidate, Ecalcidene.

     Total research and development expenses for the nine month ended September 30, 2004 compared to the nine months ended September 30, 2003 increased $8.6 million. During the nine months ended September 30, 2004 our research and development costs related to Sebazole were comparatively flat with the two Phase III clinical trials in the U.S. and Europe in 2003, compared with costs related to a confirmatory Phase III clinical trial for Sebazole, which commenced in the second quarter of 2004 and our long-term safety study which commenced in the third quarter of 2004. Our costs for Hyphanox in the nine months ended September 30, 2004 are related to a Phase III pivotal clinical trial for the treatment of vaginal candidiasis, which commenced in January 2004. Our costs in the nine months ended September 30, 2003 for Hyphanox were primarily for the purchase of raw materials and related manufacturing, as well as the costs of conducting a pilot bioequivalence study. Our costs related to Zimycan in the first nine months of 2004 increased slightly due to the cost of our Phase III pivotal clinical trial, which began enrolling patients in the first half of 2003 and was completed during the third quarter of 2004. Our costs for Liarozole for the nine months of 2004 are related to the cost of clinical supplies and the manufacturing scale-up for the active ingredient, and in 2003 for the manufacturing of the drug substance.

     Internal costs in the three months ended September 30, 2004 increased $1.1 million compared to the three months ended September 30, 2003. Personnel and related costs totaled $1.6 million for the three months ended September 30, 2004, an increase of $763,000 over the corresponding period in 2003. This increase includes amortization of deferred compensation of $152,000, which was $26,000 at September 30, 2003. Other costs which include consultants, overhead and other expenses totaled $549,000, an increase of $309,000 compared to the corresponding period in 2003.

     Internal costs in the nine months ended September 30, 2004 increased $3.3 million compared to the nine months ended September 30, 2003. Personnel and related costs totaled $4.6 million for the nine months ended September 30, 2004, an increase of $2.6 million over the corresponding period in 2003. This increase includes amortization of deferred compensation of $606,000, which was $26,000 at September 30, 2003. Additionally, headcount grew to 32 employees at September 30, 2004 from 24 employees at September 30, 2003. Other costs which include consultants, overhead and other expenses totaled $1,422,000, an increase of $697,000 compared to the corresponding period in 2003.

     We anticipate that research and development expenses will continue to increase as we further advance our late stage product candidates through clinical development, including the higher cost of Phase III clinical trials, and including long-term safety trials. In addition, we will begin to incur additional expenses for our mid-stage pipeline as we move toward larger Phase II trials and to devote additional resources to our earlier stage research and preclinical projects. Our personnel and related expenses for research and development are also expected to increase.

     Sales and Marketing Expenses. Sales and marketing expenses totaled $1.1 million for the three months ended September 30, 2004 and $2.7 million for the nine months ended September 30, 2004. We recognized no sales and marketing expenses in 2003. These costs include personnel and related expenses of $464,000 and marketing and market research expense of $349,000 for the three months ended September 30, 2004. These costs include personnel and related expenses of $1.2 million and marketing and market research expense of $917,000 for the nine months ended September 30, 2004. These costs will continue to increase as we prepare for the possible launch of our product candidates, subject to obtaining the requisite marketing approvals.

     General and Administrative Expenses. General and administrative expenses totaled $1.8 million for the three months ended September 30, 2004, an increase of $848,000 over the corresponding period in 2003. Personnel and related costs totaled $848,000 for the three months ended September 30, 2004, an increase of $416,000 over the corresponding period in 2003. This includes amortization of deferred compensation expense of $210,000, which was $37,000 for the three months ended September 30, 2003. General and administrative costs also increased due to increased stock-based compensation expense related to non-employees of $137,000, an increase of $114,000 over the corresponding period in 2003. The costs related to our status as a public company also contributed to the increase.

     General and administrative expenses totaled $5.1 million for the nine months ended September 30, 2004, an increase of $2.8 million over the corresponding period in 2003. Personnel and related costs totaled $2.6 million for the nine months ended September 30, 2004, an increase of $1.6 million over the corresponding period in 2003. This includes amortization of deferred compensation expense of $802,000, which was $37,000 for the nine months ended September 30, 2003. Additionally, headcount grew to 17 employees at September 30, 2004 from nine employees at September 30, 2003. General and administrative costs also increased due to increased stock-based compensation expense related to non-employees of $584,000, an increase of $551,000 over the corresponding period in 2003, and due to the costs related to our status as a public company.

     We expect general and administrative costs to continue to increase as we add more personnel and expand our infrastructure. The costs associated with being a public company will also increase our general and administrative expenses.

     Interest income, net of interest expense. Interest income, net of expense totaled $433,000 for the three months ended September 30, 2004, an increase of $339,000 as compared to the corresponding period in 2003. Interest income, net of expense totaled $911,000 for the nine months ended September 30, 2004, an increase of $643,000 as compared to the corresponding period in 2003. The increase was primarily due to our higher balances of cash and cash equivalents and marketable securities in 2004 compared to 2003 and slightly higher interest rates.

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

     In September 2003, we obtained a $750,000 secured line of credit to fund the purchase of office furniture, computer equipment and software. The original note for approximately $267,000 had an interest rate of 6.4% plus a fluctuating mark-up based on market rates that is set at the time of funding. The fixed portion was reduced to 6.15% in August 2004 in connection with a new note for approximately $407,000. We expect to enter into additional promissory notes to fund most of our fixed asset purchases.

     At September 30, 2004, we had cash, cash equivalents and marketable securities totaling $100.6 million and working capital of $95.8 million. This includes the net proceeds of our IPO in May 2004.

     We used cash in operations for the nine months ended September 30, 2004 of $20.8 million. Cash used in operations for the nine months ended September 30, 2003 was $12.8 million. The increase was attributable to the increased working capital requirements to fund our operations, including our operating losses.

     Cash used in investing activities for the nine months ended September 30, 2004 was $36.8 million. For the nine months ended September 30, 2003, cash used in investing activities was $7.0 million. This increase is primarily due to the purchases of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to utilize third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make any significant capital expenditures in 2004 or for the foreseeable future.

     Net cash provided by financing activities was $68.2 million during the nine months ended September 30, 2004, compared to $23.1 million during the nine months ended September 30, 2003. The source of cash provided by financing activities during the nine months ended September 30, 2004 was related primarily to proceeds from the sale of common stock in our initial public offering. The source of cash provided by financing activities for the nine months ended September 30, 2003 was related primarily to the issuance of preferred stock.

     We expect that our cash at September 30, 2004 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements at least through the end of 2005. Our future capital requirements will depend on many factors, including:

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

     The following table summarizes our material contractual commitments as of September 30, 2004:

	Payments Due by Period
		Remainder	One to Three	Four to	After Five
Contractual Obligation	Total	of 2004	Years	Five Years	Years
Lease obligations	$3,378,000	$128,000	$1,658,000	$1,154,000	$438,000
Other contractual obligations	14,985,000	5,321,000	8,164,000	1,500,000	–

Total	$18,363,000	$5,449,000	$9,822,000	$2,654,000	$438,000

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

     Net Operating Loss Carryforwards

     We incurred net operating losses for the period from inception to December 31, 2001 and the years ended December 31, 2002 and 2003, and consequently did not pay federal, state or foreign income taxes. As of December 31, 2003, we had federal net operating loss carryforwards of approximately $25.0 million. Pursuant to Section 382 of the Internal Revenue Code of 1986, the annual utilization of a company’s net operating loss carryforwards may be limited if the company experiences a change in ownership of more than 50% within a three-year period. As a result of our equity financings, we may experience such an ownership change; however we have not performed a detailed analysis of any ownership change. Accordingly, our net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited. For financial reporting purposes, we have recorded a valuation allowance to fully offset the deferred tax asset related to these carryforwards because realization of the benefit was uncertain.

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

     Since our inception in September 2001, we have incurred significant operating losses and, as of September 30, 2004, we had a deficit accumulated during the development stage of approximately $93 million. We have not yet completed the development of any of our product candidates, and none are ready for commercialization. As a result, to date, we have generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:

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

     As of September 30, 2004, we had cash, cash equivalents and marketable securities of $100.6 million. We believe these funds and our interest on the aggregate of these funds will be sufficient to meet our projected operating requirements at least through the end of 2005. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We will require additional funding in order to continue our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

     For example, in November 2003, we completed two Phase III clinical trials that were designed primarily to analyze the use of one of our proposed product candidates, Seboride, for the treatment of seborrheic dermatitis. We decided not to seek regulatory approval for Seboride because the results of these clinical trials did not exhibit the expected therapeutic results for that product.

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

     Planned clinical trials may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an effective investigational new drug application, or IND, or regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective trial sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	recruiting qualified subjects to participate in clinical trials;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of supplies of drugs for clinical trials;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

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

     We do not have any manufacturing experience or facilities. We rely on third-party contract manufacturers to produce the product candidates that we use in our clinical trials. We expect to continue to rely on third parties to manufacture any products that we commercialize. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:

•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical development schedules or adequately manufacture our products in commercial quantities when required.

•	Changing manufacturers may be difficult because the number of potential manufacturers for some of our product candidates may be limited and, in one case, there is only a single source of supply. Specifically, our product candidate Hyphanox is manufactured using a process that is proprietary to our contract manufacturer. We do not have a license to the technology used by our contract manufacturer to make the intermediate needed for Hyphanox tablets. If this manufacturer cannot provide adequate supplies of Hyphanox, we cannot sublicense this technology to a third party to act as our supplier. As a result, it may be difficult or impossible for us to find a qualified replacement manufacturer quickly or on terms acceptable to us, the FDA and corresponding foreign regulatory agencies, or at all.

•	With the exception of Hyphanox, each of our product candidates can be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards and, if required, clinical testing.

•	Our contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Our contract manufacturers may breach our manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.

     We may compete with other drug developers for access to manufacturing facilities for our current and future product candidates. If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Dependence upon third parties for the manufacture of our product candidates may reduce our profit margins, if any or the sale of our products and may limit our ability to develop and deliver products on a timely and competitive basis.

If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

     We depend on independent clinical investigators and contract research organizations to conduct our clinical trials. Contract research organizations also assist us in the collection and analysis of trial data. We also depend on third parties to perform pharmacovigilance services for us. The investigators, contract research organizations and other contractors are not our employees, and we cannot control, other than by contract, the amount of resources, including time, that they devote to our product candidates. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial that have been approved by regulatory agencies and for ensuring that we report product related adverse events in accordance with applicable regulations. Furthermore, the FDA requires us to comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

     All of our current product candidates in clinical development are based on intellectual property that we have licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. We depend, and will continue to depend, on these license agreements. The terms of these licenses are set out in two license agreements. These license agreements may be terminated on a product-by-product basis, if, by dates specified in the license agreements, we are not conducting active clinical development of the particular product or if we do not obtain regulatory approval for that product. Either of the license agreements may also be terminated if we breach that license agreement and do not cure the breach within 90 days or in the event of our bankruptcy or liquidation.

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

     Under the license agreements, Janssen has an exclusive option to acquire the right to commercialize Hyphanox on a geographic region-by-region basis. Janssen has 90 days to exercise this option from the date that we provide notice that we are able to manufacture Hyphanox batches that are reproducible and bioequivalent to Janssen’s Sporanox product or a similar itraconazole product previously developed by Janssen. We also must provide this notice if we can demonstrate clinical efficacy in a Phase III clinical trial performed by us. During the first half of 2004, we completed a bioequivalence study of Hyphanox relative to Sporanox, which indicated that the bioavailability of Hyphanox relative to Sporanox is slightly above the upper limit of the regulatory range for bioequivalence. As a result, our bioequivalence study did not trigger the option. However, this option may be triggered if any subsequent study demonstrates bioequivalence or if our Phase III clinical trial for Hyphanox demonstrates clinical efficacy. We currently plan to trigger this option based on the results of our ongoing Phase III trial with Hyphanox in vaginal candidiasis. Depending on whether or not Janssen exercises its option and the regions for which it chooses to exercise its option, our business may be either favorably or adversely affected.

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

     In addition, our license agreements limit our use of our product candidates to the specific field of dermatology as defined in the license agreements. As so defined, dermatology consists of applications for the treatment or prevention of diseases of human skin, hair, nails and oral and genital mucosa, but excludes treatments for skin cancer. We have not been granted the right to sell oxatomide in Japan, Italy, Mexico and much of Central America. Our right to sell the following products in the following countries is semi-exclusive with the Johnson & Johnson companies:

•	Zimycan in Argentina, Australia, Belgium, Denmark, Germany, Indonesia, Luxembourg, Mexico, New Zealand, Peru and Venezuela; and

•	Ketanserin in Mexico, Central America and the Caribbean, other than Cuba.

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

     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, the FDA has previously issued three not approvable letters for Zimycan in 1986, 1999 and 2000. Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of our clinical trial data, which also could cause delays of an approval or the rejection of an application. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. For example, the FDA informed us that we will have to conduct studies to assess the long-term safety of our Sebazole product candidate. We believe that we will be able to complete our long-term safety study and provide some of the study data to the FDA at the time of the initial filing of an NDA and additional data during the period that the FDA reviews the NDA. The filing of an NDA, and any resulting approval, would be delayed if we are required to complete this long-term safety study prior to filing the NDA.

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

     We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Geert Cauwenbergh, our Chief Operating Officer, Charles Nomides, our Chief Commercial Officer, Alfred Altomari and our Chief Scientific Officer, Dr. Marcel Borgers, for our business success. Dr. Cauwenbergh, Mr. Nomides and Dr. Borgers have a long history and association with our current product candidates and intellectual property. Our employment agreements with these and our other executive officers are terminable on short notice or no notice. The loss of any one of these individuals would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. We do not carry key man life insurance on the lives of any of our personnel.

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

     If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:

•	For Zimycan, in the treatment of Candida-associated diaper dermatitis, ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams.

•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, ketoconazole creams from generic manufacturers, Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation. In addition, Connetics Corporation has applied for FDA approval for a ketoconazole foam.

•	For Hyphanox, in the treatment of vaginal candidiasis, Diflucan from Pfizer Inc., and its generic equivalents and Sporanox from Janssen. For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen, and its generic equivalents, Lamisil from Novartis AG and Penlac from Dermik Laboraties. In addition, Bristol-Myers, Pfizer and Schering-Plough Corporation have announced that they are developing or have approval for treatments for systemic fungal infections.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Connectics and Hoffmann-La Roche Inc. and over the counter topical moisturizers and emollients.

•	For Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc., methotrexate from generic manufacturers.

•	We also believe that many of the competitive products for our later stage product candidates and Rambazole will similarly compete with our earlier stage product candidates because of the indications for which we are developing these product candidates.

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

     Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, NV, which is located in Geel, Belgium. Except for funding being received under our grant from a Belgian governmental agency, which is denominated in Euros and locally earned interest income, all research costs incurred by Barrier Therapeutics, NV are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibits:

Exhibit
No.	Description
31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

November 10, 2004	By	GEERT CAUWENBERGH

Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	ANNE M. VANLENT

Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal financial and accounting officer)