Form 10-Q
period 2005-03-31
BARRIER THERAPEUTICS INC
filed 2005-05-13
CIK 1173657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2005
Common Stock, par value $.0001	23,965,806 Shares

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

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,537	$11,908
Marketable securities	89,383	77,173
Interest receivable	1,423	926
Accounts receivable	42	—
Inventory	140	—
Prepaid expenses and other current assets	1,613	1,610

Total current assets	114,138	91,617
Property and equipment, net	1,040	1,125
Security deposits	42	42
Product rights, net	3,044	—

Total assets	$118,264	$92,784

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$267	$261
Accounts payable	2,385	3,148
Accrued expenses	6,009	4,687
Deferred revenue	1,132	650
Other current liabilities	19	25

Total current liabilities	9,812	8,771
Notes payable, long-term portion	374	443
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 23,945,519 issued and outstanding at March 31, 2005; and 21,894,830 issued and outstanding at December 31, 2004	2	2
Additional paid-in capital	227,976	191,568
Accumulated deficit	(118,358)	(106,200)
Deferred compensation	(1,220)	(1,510)
Accumulated other comprehensive loss	(322)	(290)

Total stockholders’ equity	108,078	83,570

Total liabilities and stockholders’ equity	$118,264	$92,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues:
Net product revenue	$210	$—
Contract revenue	220	—
Grant revenue	223	181

Total revenues	653	181
Costs and expenses:
Cost of goods sold	26	—
Research and development	9,485	5,531
Sales and marketing	1,839	744
General and administrative	2,053	1,595

Total costs and expenses	13,403	7,870

Loss from operations	(12,750)	(7,689)
Interest income	607	173
Interest expense	(15)	(8)

Net loss	(12,158)	(7,524)
Preferred stock accretion	—	(3,418)

Net loss attributable to common stockholders	$(12,158)	$(10,942)

Basic and diluted net loss attributable to common stockholders per share	$(0.53)	$(22.62)
Weighted-average shares outstanding—basic and diluted	22,807,097	483,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Operating activities
Net loss	$(12,158)	$(7,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106	74
Amortization of deferred compensation	290	697
Amortization of product rights	56	—
Non-cash compensation expense related to the issuance of options to non-employees	189	255
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3)	(601)
Inventory	(140)	—
Accounts receivable	(42)	—
Interest receivable	(497)	4
Deferred financing costs	—	(829)
Accounts payable and accrued expenses	559	778
Deferred revenue	482	110
Other, net	17	1

Net cash used in operating activities	(11,141)	(7,035)
Investing activities
Purchase of fixed assets	(21)	(76)
Purchase of product rights	(3,100)	—
Security deposits	—	(1)
Purchase of marketable securities	(39,683)	(1,774)
Maturities of marketable securities	27,424	7,317

Net cash (used in) provided by investing activities	(15,380)	5,466
Financing activities
Repayment of notes payable	(63)	(81)
Proceeds from issuance of common stock, net	36,098	—
Proceeds from exercise of stock options and other benefit plans	119	24

Net cash provided by (used in) financing activities	36,154	(57)
Effect of exchange rate on cash and cash equivalents	(4)	27

Net increase (decrease) in cash and cash equivalents	9,629	(1,599)
Cash and cash equivalents, beginning of period	11,908	11,472

Cash and cash equivalents, end of period	$21,537	$9,873

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$15	$8

Non-cash investing and financing activities
Release of formerly restricted stock	$2	$4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

          Organization, Description of Business

     Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 but commenced active operations in May 2002. The Company was formed to develop and market products that address medical needs in the treatment of dermatological diseases and disorders initially based on intellectual property in-licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company. The Company’s activities since inception have consisted principally of licensing products, raising capital, performing research and development, hiring personnel and establishing facilities. With the acquisition of Solagé® in February 2005, the Company has commenced its planned principal operations of selling dermatology products, and therefore is no longer in the development stage. The Company has offices in Princeton, New Jersey and Geel, Belgium.

     Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering in April 2004 and follow-on public offering in February 2005. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements through the end of 2006. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

          Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, except per share data)

          Inventories

          Inventory consists primarily of finished goods. Inventory is stated at the lower of cost (determined on a first-in first-out method) or market.

          Product Rights

          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, purchased intangibles and other long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment charges for long-lived intangible assets have been recorded for the three months ended March 31, 2005.

          Revenue Recognition

          Revenues from product sales are recognized net of allowances for chargebacks, rebates, and other discounts when collectibility is reasonably assured and the amount is fixed and determinable.

          Contract revenues include fees and other payments associated with collaborations with third parties and licensing agreements. Revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into contract revenues in the statement of operations over the terms of the performance obligation. Royalties from licensees are based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured.

          Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

          Stock-Based Compensation

          The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations. Accordingly, the Company does not recognize any compensation in the financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value of our common stock on the date of grant. The Company also does not record any compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

          Although SFAS 123 allows the Company to continue to follow the APB 25 guidelines, pro forma disclosure of net income (loss) and basic and diluted income (loss) per share as if the fair value based method had been applied to all awards is required. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

          Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(12,158)	$(10,942)
Add: Non-cash employee compensation as reported	290	697
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(835)	(648)

SFAS 123 pro forma net loss	(12,703)	(10,893)

Basic and diluted loss attributable per common share	$(0.53)	$(22.62)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(0.56)	$(22.52)

          SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	3%	2.8-3%
Dividend yield	0%	0%
Expected life	8.0 years	9.0 years
Volatility	.55%	.75%

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

          Deferred Stock Compensation

     In connection with the granting of employee stock options and restricted stock awards prior to the Company’s initial public offering, the Company recorded deferred compensation of approximately $3.7 million, representing the difference between the fair value of common stock on the date such options were granted, determined in accordance with GAAP, and the exercise price. These amounts were recorded as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the three months ended March 31, 2005, the Company recorded amortization of deferred stock compensation of $290.

          Recently Issued Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R)

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
March 31, 2005 and 2004
(dollars in thousands, except per share data)

requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 15, 2005, the Securities and Exchange Commission adopted a new rule that extended the compliance date to January 1, 2006.

     Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25. Statement 123(R) must be adopted no later than January 1, 2006. The Statement offers several alternatives for implementation. At this time, the Company’s management has not made a decision as to the alternative it may select. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed by Statement 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of additional non-cash compensation expense related to such awards will have on its financial statements.

2. Comprehensive Loss

The components of comprehensive loss for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004
	(unaudited)
Net (loss) income	$(12,158)	$(7,524)
Foreign currency translation	17	10
Change in unrealized net losses on marketable securities	(49)	(38)

Comprehensive loss	$(12,190)	$(7,552)

          Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

3. Sale of Common Stock

          On February 15, 2005, the Company completed a follow-on offering of 2,000,000 shares of common stock at $19.50 per share, which resulted in net proceeds to the Company of $36,098. In connection with the stock sale, the Company paid $2,340 in underwriting discounts and commissions to underwriters, and reclassified $562 of offering expenses to Additional Paid-in Capital.

4. Acquisition of Product Rights

          On February 7, 2005, the Company entered into a Product Acquisition Agreement with Moreland Enterprises, Ltd. (“Moreland”). Under the terms of the Product Acquisition Agreement, the Company acquired the United States and Canadian rights to Solagé® (mequinol 2%, tretinoin 0.01%) Topical Solution, and all existing finished goods inventory. The Company was assigned all U.S. and Canadian marketing authorizations, patents, and trademarks for the product. The patent rights include U.S. and Canadian patents covering Solagé®’s pharmaceutical composition and methods of use until at least 2013.

          The Company acquired the intellectual property and finished goods inventory for $3,061 and will make future payments totaling up to an additional $2,000, if certain sales targets are met. During the three month period ended March 31, 2005, the Company recorded a liability and a corresponding increase to the intangible asset product rights of $100 for future amounts payable to Moreland based on product sales during the period. The total initial purchase price was allocated $3,000 to product rights and $61 to inventory. Product rights are being amortized on a straight line basis over the life of the underlying patent, which expires in 2013.

          Amortization expense of $56 has been recorded for the three months ended March 31, 2005. Amortization expense for the remainder of 2005 will be $255 and will be $340 for each of the next five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

     We are a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. We currently market Solagé® in the U.S. for the treatment of solar lentigines, a common condition also known as age spots or liver spots, and for the broader indication including related hyperpigmented lesions in Canada. Our product pipeline includes eight product candidates in various stages of clinical development. Our four most advanced product candidates are the following:

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

     We were incorporated in September 2001 and commenced active operations in May 2002. We generated initial product revenues from sales of Solagé® during the first quarter of 2005. We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offering in the first quarter of 2005. Through December 31, 2004, we were a development stage enterprise. We have incurred significant losses since our inception in 2001, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of March 31, 2005, we had an accumulated deficit of $118.4 million, which has resulted primarily from our acquisition of the rights to our product candidates, our research and development activities and preferred stock accretion. We expect our operating losses to continue to increase as we do not expect to generate significant revenues in the near future. We expect to continue to increase our research and development costs, our costs of commercial operations are expected to increase, and we will continue to incur the costs of being a public company.

     We expect to continue to spend significant amounts, including clinical trial costs, on the development of our product candidates. We plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect our costs to increase as we continue to develop and ultimately commercialize our product candidates and acquired products, such as Solagé® . While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also plan to identify and develop, either internally or through collaborative agreements, additional product candidates that address major needs in dermatology through acquisitions or licenses of marketed dermatological products or rights to potential new products and product candidates that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve, and then maintain, profitability.

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

     Our research and development expenses consist primarily of costs incurred for the conduct of our clinical trials, manufacturing development costs related to our clinical product candidates, personnel and related costs in support of our research and product development activities and outside professional fees related to product development and regulatory matters.

     Sales and marketing costs include the expenses related to the initial sales of Solagé®, and those incurred to prepare for the launch of our first product, Zimycan, subject to obtaining requisite marketing approvals. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products. These costs could also include expenses related to a sales organization for those regions in which we decide to market our products ourselves and costs for marketing efforts to support third parties with whom we may collaborate in the future in regions where we do not market directly.

     Our general and administrative expenses consist primarily of salaries and related expenses and costs of general corporate activities, including legal and accounting fees, insurance and consulting costs.

     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and, if approved, market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:

•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure;

•	the timing of any contract, license fee or royalty payments that we may receive or be required to make; and

•	the timing and outcome of our applications for regulatory approvals.

•	the timing and extent of recognition of product and other revenue.

•	the timing and extent of product revenues, offset by marketing and selling expenses.

Recent Developments

     On February 15, 2005, we completed a follow-on offering of 2,000,000 shares of our common stock which resulted in net proceeds to the Company of approximately $36.1 million, after payment of underwriters’ discounts, commissions and other expenses.

     In February 2005, we acquired the United States and Canadian rights to Solagé® (mequinol 2%, tretinoin 0.01%) Topical Solution. Under the terms of the acquisition, Barrier made an initial cash payment of $3.1 million and will make future payments totaling up to an additional $2.0 million, if certain sales targets are met. We were assigned all U.S. and Canadian marketing authorizations, patents, and trademarks for the product. The patent rights include U.S. and Canadian patents covering Solagé® ‘s pharmaceutical composition and methods of use until at least 2013.

Critical Accounting Policies and Significant Judgments and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     Revenues from product sales are recognized net of allowances for chargebacks, rebates, and other discounts when collectibility is reasonably assured and the amount is fixed and determinable.

     Contract revenues include fees and other payments associated with collaborations with third parties and licensing agreements. Revenues from licensing agreements are recognized based on the performance requirements of the agreement. Non-refundable up-front fees, where the Company has an ongoing involvement or performance obligation, are generally recorded as deferred revenue in the balance sheet and amortized into contract revenues in the statement of operations over the terms of the performance obligation. We periodically re-evaluate our estimates of the performance period and revise our assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in our financial statements in future periods. Royalties from licensees are based on third-party sales of licensed products and will be recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured.

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

     We recorded amortization of deferred stock-based compensation of $290,000 during the three months ended March 31, 2005. To date, we have recorded deferred stock-based compensation of $3.7 million and related amortization expense of $2.5 million. We are applying a graded vesting amortization policy for our deferred compensation. This accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher compensation expense in earlier years than straight-line amortization. Had we chosen to apply the straight line method of amortization of deferred compensation, our stock compensation charge would have been $60,000 lower for the three months ended March 31, 2005.

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

     We recorded stock-based compensation expense totaling $189,000 for the three months ended March 31, 2005 in connection with the grant of stock options to our non-employees.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principal Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 15, 2005, the Securities and Exchange Commission adopted a new rule that extended the compliance date for periods ending after January 1, 2006.

     Currently, the Company accounts for these payments under the intrinsic value provisions of APB No. 25. Statement 123(R) must be adopted no later than January 1, 2006. The Statement offers several alternatives for implementation. At this time, the Company’s management has not made a decision as to the alternative it may select. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed by Statement 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of additional non-cash compensation expense related to such awards will have on its financial statements.

Results of Operations

          Three months ended March 31, 2005 compared to three months ended March 31, 2004

          Revenue. We recognized product revenue of $210,000, contract revenue of $220,000 and grant revenue of $223,000 in the three months ended March 31, 2005, compared to only grant revenue of $181,000 in the three months ended March 31, 2004. The product revenue was for U.S. and Canadian sales of Solagé® which was acquired in February 2005. The contract revenue related to our marketing and distribution agreements. Grant revenue related to the performance of qualifying work under a Belgian grant.

          Cost of Goods Sold. Our cost of goods sold totaled $26,000 for the three months ended March 31, 2005, and related entirely to sales of Solagé® in the U.S. and Canada. Our gross margin on product sales for this period was 87.6%. We expect that our gross margin will fluctuate as we begin to sell additional products, if and when they are approved.

          Research and Development Expenses. Below is a summary of our research and development expenses for the three months ended March 31, 2004 and 2005.

	Three months ended March 31,
	2005	2004
Sebazole	$1,436	$647
Hyphanox	2,730	1,665
Zimycan	249	350
Liarozole	478	202
Other clinical stage products	1,418	557
Research and preclinical stage product costs	591	326
Internal costs	2,583	1,784

Total research and development expenses	$9,485	$5,531

     In the preceding table, research and development expenses are set forth in the following seven categories:

•	Sebazole—third-party direct project expenses relating to the development of Sebazole and our former product candidate, Seboride.

•	Hyphanox—third-party direct project expenses relating to the development of Hyphanox.

•	Zimycan—third-party direct project expenses relating to the development of Zimycan.

•	Liarozole—third-party direct project expenses relating to the development of Liarozole.

•	Other clinical stage products—direct project expenses relating to the development of our other clinical stage product candidates and products in reformulation.

•	Research and preclinical stage product costs—direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•	Internal costs—costs related primarily to personnel, as well as consulting, overhead and other expenses related to our research and development activities. We do not allocate these costs to specific projects as these costs relate to all research and development activities.

          Projects may be reclassified from a prior presentation according to their current stages of development.

     Total research and development expenses in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 increased $4.0 million. During the three months ended March 31, 2005, our costs for Hyphanox were related to an ongoing Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis, which commenced in January 2004 and costs related to manufacturing as well as pharmacokinetics studies supporting the treatment of vaginal candidiasis and onychomycosis. Our costs in the three months ended March 31, 2004 for Hyphanox related to the initiation of a Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis. Our costs for Sebazole in the three months ended March 31, 2005 increased due to a Phase 3 long-term safety study which commenced in the third quarter of 2004, as compared to the corresponding period in 2004 which included our preparing for a Phase III pivotal clinical trial for Sebazole, which commenced in the second quarter of 2004. Our costs related to Zimycan for the three months ended March 31, 2005 decreased as our Phase 3 pivotal clinical trial, which was ongoing during the first quarter of 2004, was completed during the third quarter of 2004. Costs incurred for this period for Zimycan also include expenses for manufacturing and those in support of regulatory filings. Our costs for Liarozole in the three months ended March 31, 2005 are related to the cost of the review of historical clinical data, clinical supplies and manufacturing of the active ingredient, and in 2004 for the cost of clinical supplies and the scale-up of the active ingredient.

     Internal costs in the three months ended March 31, 2005 increased $799,000 compared to the three months ended March 31, 2004. Personnel and related costs totaled $1.8 million for the three months ended March 31, 2005, an increase of $458,000 over the corresponding period in 2004. This increase is primarily attributed to headcount growth to 34 employees at March 31, 2005 from 27 employees at March 31, 2004. Other costs, which include consultants, overhead and other expenses, totaled $742,000, an increase of $342,000 compared to the corresponding period in 2004. This increase is offset by a decrease in amortization of deferred compensation of $161,000, which was $103,000 for the three months ended March 31, 2005.

     We anticipate that research and development expenses will continue to increase as we further advance our late stage product candidates through clinical development, including the higher cost of Phase 3 clinical trials, and including long-term safety trials. Costs related to other clinical stage products increased due to the cost of ongoing preclinical studies and manufacturing activities primarily for Rambazole and Azoline. In addition, we will begin to incur additional expenses for our mid-stage pipeline as we move toward larger Phase 2 trials and to devote additional resources to our earlier stage research and preclinical projects. We also expect our personnel and related expenses for research and development to increase.

          Sales and Marketing Expenses. Sales and marketing expenses totaled $1.8 million for the three months ended March 31, 2005, an increase of $1.1 million over the corresponding period in 2004. These costs include personnel and related expenses of $727,000 and marketing and market research expenses of $715,000 for the three months ended March 31, 2005. Personnel and related expenses totaled $370,000 and marketing and market research expenses totaled $266,000 for the three months ended March 31, 2004. We expect these costs to increase in the second quarter of 2005 as we begin to hire our own sales force and the related support staff and enter into an agreement with a contract sales organization for additional manpower and logistics support. We will also continue to incur marketing costs and other related costs in preparation of the launch of Solagé®, and of Zimycan, if approved by the FDA. If we were to acquire additional products or in-license products, these costs could also increase.

          General and Administrative Expenses. General and administrative expenses totaled $2.1 million for the three months ended March 31, 2005, an increase of $458,000 over the corresponding period in 2004. These costs include personnel and related costs, which totaled $944,000 for the three months ended March 31, 2005, an increase of $124,000 over the corresponding period in 2004. These costs also include amortization of deferred compensation expense of $145,000 in the three months ended March 31, 2005, which was $324,000 for the three months ended March 31, 2004. Additionally, general and administrative headcount grew to 19 employees at March 31, 2005 from 13 employees at March 31, 2004.

     We expect general and administrative costs to continue to increase as we add more personnel and expand our infrastructure. The costs associated with being a public company will also increase our general and administrative expenses.

          Interest income, net of interest expense. Interest income, net of expense totaled $592,000 for the three months ended March 31, 2005, an increase of $426,000 as compared to the corresponding period in 2004. The increase was primarily due to our higher balances of cash and cash equivalents in 2005 compared to 2004, net of cash used in operations, and higher average interest rates.

Liquidity and Capital Resources

     We have funded our operations principally from issuances of our convertible preferred stock and convertible promissory notes, the proceeds from our initial public offering and our follow-on public offering. Since our inception, we raised approximately $36.1 million from our follow-on public offering in February 2005, net of expenses, $67.9 million from our initial public offering in May 2004, net of expenses, and we have issued preferred stock for aggregate net cash proceeds of approximately $77.3 million. Issuances of convertible promissory notes resulted in proceeds of $100,000 in 2001 and $50,000 in 2002. These notes were subsequently converted into shares of our series B convertible preferred stock in accordance with their terms. All of the preferred stock that we issued converted to common stock in connection with our initial public offering.

     In September 2003, we entered into a $750,000 financing arrangement to fund the purchase of office furniture, computer equipment and software. The original note for $267,000 had an interest rate of 6.4% plus a fluctuating mark-up based on market rates that is set at the time of funding. The fixed portion was reduced to 6.15% in August 2004 in connection with a new note for $407,000. We entered into an additional promissory note in December 2004 to fund $148,000 at 9.37%. We expect to enter into additional promissory notes to fund most of our fixed asset purchases.

     At March 31, 2005, we had cash, cash equivalents and marketable securities totaling $110.9 million and working capital of $104.3 million.

     We used cash in operations for the three months ended March 31, 2005 of $11.1 million. Cash used in operations for the three months ended March 31, 2004 was $7.0 million. The increase was attributable to the increased working capital requirements to fund our operations, including our operating losses.

     Cash used in investing activities for three months ended March 31, 2005 was $15.4 million, which included the acquisition of Solagé®. Cash provided by investing activities for the three months ended March 31, 2004 was $5.5 million. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to utilize third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures in 2005.

     Net cash provided by financing activities was $36.2 million during three months ended March 31, 2005, which included our follow-on offering net proceeds of $36.1 million. Cash used in financing activities during the three months ended March 31, 2004 was $57,000.

     We expect that our existing cash at March 31, 2005 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through the end of 2006. Our future capital requirements will depend on many factors, including:

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

     Since our inception in September 2001, we have incurred significant operating losses and, as of March 31, 2005, we had an accumulated deficit of $118.4 million. We have not yet completed the development of any of our product candidates, and none are ready for commercialization, except for Zimycan in several countries in Europe. As a result, prior to our acquisition of Solagé® which we are marketing in the United States and Canada, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:

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

     As of March 31, 2005, we had cash, cash equivalents and marketable securities of $110.9 million. In February 2005, we raised net proceeds of approximately $36.1 million from the sale of 2 million shares of our common stock, after deducting underwriters’ discounts and commissions and offering expenses payable by us. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements through the end of 2006. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We will require additional funding in order to continue our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates; pursue the commercial launch of our product candidates and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

     We are currently not authorized to market any of our product candidates in any jurisdiction. We can market Solagé® in the United States and Canada and Zimycan in several countries in Europe. We intend to market our products in the United States and in various other countries, and as a result, we will need to obtain separate regulatory approvals in most jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun. It may take several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidates may never be approved for sale or become commercially viable. We do not believe that any of our product candidates have alternative uses if our current development activities are unsuccessful.

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

     For example, in November 2003, we completed two Phase 3 clinical trials that were designed primarily to analyze the use of one of our proposed product candidates, Seboride, for the treatment of seborrheic dermatitis. We decided not to seek regulatory approval for Seboride because the results of these clinical trials did not exhibit the expected therapeutic results for that product candidate. Similarly, because our preclinical studies of Ecalcidene did not replicate the results of earlier third-party studies, the development of Ecalcidene has been discontinued. Furthermore, the costs of our Phase 3 clinical trial for Hyphanox in the treatment of vaginal candidiasis were higher than expected principally because of the need to recruit additional patients, to add additional sites and to hire an additional contract research organization to assist in the management of the trial.

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

     We have acquired our entire current product pipeline by licensing intellectual property from third parties, and we may acquire additional products or product candidates that complement or augment our existing product development pipeline. However, because we acquired substantially all of our existing product candidates in the same transaction, we have limited experience integrating products or product candidates into our existing operations. Integrating any newly acquired product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired product or product candidate successfully. For example, we recently acquired the United States and Canadian rights to Solagé®. Solagé® is our first marketed product. As a result, we may have difficulty integrating it with our existing product candidates as we expand our resources dedicated to marketing. In addition, we have no experience with a commercial product and cannot assure you that our marketing efforts will be successful. Moreover, we may need to raise additional funds through public or private debt or equity financing to make these acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.

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

     We depend on independent clinical investigators and contract research organizations to conduct our clinical trials. Contract research organizations also assist us in the collection and analysis of trial data. We also depend on third parties to perform services related to our sales force and adverse event reporting requirements. The investigators, contract research organizations, contract sales organization, and other contractors are not our employees, and we cannot control, other than by contract, the amount of resources, including time, that they devote to our product candidates. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial that have been approved by regulatory agencies and for ensuring that we report product-related adverse events in accordance with applicable regulations. Furthermore, the FDA and European regulatory authorities require us to comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

     The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market these product candidates. In particular:

•	We do not hold composition of matter patents covering the active pharmaceutical ingredients of three of our later stage product candidates. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients of most of these product candidates are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold. Examples include Solagé®, Zimycan, Sebazole and Hyphanox, for which the active pharmaceutical ingredients, mequinol, trentinoin, miconazole, ketoconazole and itraconazole, are all off patent. The United States patent covering the active ingredient in Liarozole expires in 2006.

•	We do not hold composition of matter patents covering the formulations of some of our later stage product candidates. Composition of matter patents on formulations can provide protection for pharmaceutical products to the extent that the specifically covered formulations are important. For our product candidates for which we do not hold composition of matter patents covering the formulation, competitors who obtain the requisite regulatory approval can offer products with the same formulations as our products so long as the competitors do not infringe any active pharmaceutical ingredient or method of use patents that we may hold. The United States patent covering the formulation of miconazole and zinc oxide in Zimycan expires in 2007. The United States patent covering the composition of Solagé® expires in 2013.

•	For some of our product candidates, the principal patent protection that covers, or that we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

•	Our patent licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. are limited to the field of dermatology. As a result, with some exceptions, Johnson & Johnson, its affiliates or its licensees could manufacture and market products similar to our products outside of this field. This also could result in off-label use of these competitive products for dermatological indications.

     These limitations on our patent rights may result in competitors taking product sales away from us, which would reduce our revenues and harm our business.

If we fail to comply with our obligations in the agreements under which we license development or commercialization rights to products or technology from third parties, we could lose license rights that are important to our business.

     All of our eight current product candidates in clinical development, are based on intellectual property that we have licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. We depend, and will continue to depend, on these license agreements. The terms of these licenses are set out in two license agreements. These license agreements may be terminated on a product-by-product basis, if, by dates specified in the license agreements, we are not conducting active clinical development of the particular product or if we do not obtain regulatory approval for that product. Either of the license agreements may also be terminated if we breach that license agreement and do not cure the breach within 90 days or in the event of our bankruptcy or liquidation.

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

     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, the FDA has previously issued three not approvable letters for Zimycan in 1986, 1999 and 2000. Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. In addition, recent withdrawals of approved products by major pharmaceutical companies may result in a renewed focus on safety at the FDA which may result in delays in the approval process. The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of our clinical trial data, which also could cause delays of an approval or the rejection of an application. The FDA may also determine that there is no substantial benefit over the products currently marketed to justify approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. For example, in January 2005, the FDA informed us that we should submit the six-month data on all 300 patients from our ongoing long-term safety study of our Sebazole product candidate at the time of the initial filing of the NDA. We expect that the FDA’s request to include this data will delay the filing of our Sebazole NDA until the third quarter of 2005.

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

     In the United States and Canada, we plan to build our own sales force to market our products directly to dermatologists and other target physicians. In addition to hiring our own sales representatives and regional managers, we have entered into an agreement with a contract sales organization to provide us with additional sales representatives and a number of complementary services including sales information systems, fleet management, training and logistics and recruiting support. We may encounter difficulties hiring a sales force in a timely manner or one that is sufficient in size or adequate in expertise. We cannot control, other than by contract, the performance of our contract sales organization. The development of this sales force and establishing a distribution infrastructure for our domestic operations will require substantial resources.

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

     In addition, competition for qualified scientific, technical, and business personnel is intense in the pharmaceutical industry. If we are unable to hire and retain qualified personnel, our business will suffer.

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

     We rely heavily on stock options to compensate existing employees and attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004) Share-Based Payment, which requires all share-based payments to employees to be recognized in the statement of operations based on their fair values. On April 15, 2005 the Securities and Exchange Commission adopted a new rule that extended the compliance date for periods ending after January 1, 2006. Therefore, during 2006 we will change our accounting policy to record expense for the fair value of the stock options granted. As a result, our operating expenses will increase. We will continue to include stock options in our compensation arrangements.

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

     Our recently acquired Solagé® product faces competition in the treatment of solar lentigeness from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Ortho-Neutrogena and other tretinoin containing topical formulations. If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk is limited to our cash, cash equivalents and marketable securities. We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and United States treasury notes, with the effective duration of the portfolio less than one year, which we believe are subject to limited credit risk. We currently do not hedge our interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS OF REGISTERED SECURITIES

     (f) Use of Proceeds from Registered Securities.

     (1) Our Registration Statement on Form S-1 (Reg. No. 333-122261) for our follow-on offering was declared effective by the SEC on February 9, 2005.

     (2) The follow-on offering commenced on February 10, 2005.

     (3) The follow-on offering did not terminate before any securities were sold.

     (4) (i) As of the date of the filing of this report, the follow-on offering has terminated and all 4,000,000 shares of the Company’s common stock registered were sold. Of the 4,000,000 shares, 2,000,000 shares were offered by existing stockholders and 2,000,000 shares were offered by the Company.

     (4) (ii) The managing underwriters of the follow-on offering were Morgan Stanley & Co. Incorporated, Pacific Growth Equities, LLC, and J.P. Morgan Securities Inc.

     (4) (iii) We registered shares of our common stock in the follow-on offering under the Securities Act of 1933, as amended.

     (4) (iv) All 4,000,000 shares of the Company’s common stock registered in the follow-on offering were sold at $19.50 per share. The aggregate purchase price of the follow-on offering was $78.0 Barrier did not receive any proceeds from the sale of the 2,000,000 shares offered by its existing stockholders.

     (4) (v) We incurred total expenses in connection with the follow-on offering of $2.9 million, which consisted of direct payments of: (i) $537,000 in legal, accounting and printing fees; (ii) $2.3 million in underwriters’ discounts, fees and commissions; and (iii) $20,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     (4) (vi) The net offering proceeds to us after deducting total expenses were approximately $36.1 million.

     (4) (vii) As of February 15, 2005, we completed the follow-on offering. The net follow-on offering proceeds have been invested into short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We intend to use the net proceeds of this offering to advance our product candidates, commercialize our product candidates if and when approved; and for general corporate purposes, including working capital needs and potential acquisitions.

     (4) (viii) There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6. EXHIBITS

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

BARRIER THERAPEUTICS, INC. (Registrant)
May 13, 2005	By	GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer (Principal executive officer)

By	ANNE M. VANLENT
Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer (Principal financial and accounting officer)