Form 10-Q
period 2005-06-30
BARRIER THERAPEUTICS INC
filed 2005-08-12
CIK 1173657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2005

Common Stock, par value $.0001	24,083,248 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:
•	the increasing trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our later stage and earlier stage product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates;

•	the timing of the initiation or completion of any clinical trials;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products;

•	the timing of the commercial launch of any of our product candidates, if approved;

•	the commercialization of any of our product candidates, if approved; and

•	other statements regarding matters that are not historical facts or statements of current condition.
          Any or all of our forward-looking statements in this report may turn out to be wrong. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those set forth in Part I, Item 2 under the heading “Risk Factors,” our ability to:
•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	meet obligations and required milestones under our license and other agreements;

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies; and

•	market our products and product candidates, if approved, and generate revenues.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BARRIER THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,216	$11,908
Marketable securities	74,895	77,173
Interest receivable	1,151	926
Accounts receivable	34	—
Inventory	30	—
Prepaid expenses and other current assets	1,538	1,610

Total current assets	102,864	91,617
Property and equipment, net	972	1,125
Security deposits	42	42
Product rights, net	2,956	—

Total assets	$106,834	$92,784

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$273	$261
Accounts payable	3,907	3,148
Accrued expenses	3,261	4,687
Deferred revenue	768	650
Other current liabilities	14	25

Total current liabilities	8,223	8,771
Notes payable, long-term portion	303	443
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 24,053,940 issued and outstanding at June 30, 2005; and 21,894,830 issued and outstanding at December 31, 2004	2	2
Additional paid-in capital	228,629	191,568
Accumulated deficit	(129,166)	(106,200)
Deferred compensation	(913)	(1,510)
Accumulated other comprehensive loss	(244)	(290)

Total stockholders’ equity	98,308	83,570

Total liabilities and stockholders’ equity	$106,834	$92,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net product revenue	$95	$—	$305	$—
Contract revenue	151	—	371	—
Grant revenue	226	179	449	359

Total revenues	472	179	1,125	359

Costs and expenses:
Cost of product revenues	15	—	41	—
Amortization of Product Rights	88	—	144	—
Research and development	7,306	6,564	16,791	12,094
Sales and marketing	2,259	897	4,041	1,641
General and administrative	2,358	1,786	4,411	3,381

Total operating expenses	12,026	9,247	25,428	17,116

Loss from operations	(11,554)	(9,068)	(24,303)	(16,757)
Interest income	759	319	1,366	492
Interest expense	(14)	(7)	(29)	(15)

Loss before income tax benefit	(10,809)	(8,756)	(22,966)	(16,280)
Income tax benefit	—	—	—	—
Net loss	(10,809)	(8,756)	(22,966)	(16,280)
Preferred stock accretion	—	(1,174)	—	(4,592)

Net loss attributable to common stockholders	$(10,809)	$(9,930)	$(22,966)	$(20,872)

Basic and diluted net loss attributable to common stockholders per share	$(0.45)	$(0.66)	$(0.98)	$(2.69)
Weighted-average shares outstanding-basic and diluted	23,839,701	15,043,544	23,323,399	7,763,643
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2004
Operating activities
Net loss	$(22,966)	$(16,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206	154
Amortization of deferred compensation	536	1,232
Amortization of product rights	144	—
Non-cash compensation expense related to the issuance of options to non-employees	568	447
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72	(674)
Inventory	(30)	—
Accounts receivable	(34)	—
Interest receivable	(225)	(413)
Deferred financing costs	—	355
Accounts payable and accrued expenses	(667)	880
Deferred revenue	118	(71)
Other, net	(3)	2

Net cash used in operating activities	(22,281)	(14,368)
Investing activities
Purchase of fixed assets	(53)	(313)
Purchase of product rights	(3,100)	—
Security deposits	—	(1)
Purchase of marketable securities	(59,769)	(65,930)
Maturities of marketable securities	62,095	16,432

Net cash used in investing activities	(827)	(49,812)
Financing activities
Repayment of notes payable	(128)	(163)
Proceeds from issuance of preferred stock, net	—	(16)
Proceeds from issuance of common stock, net	36,098	67,892
Proceeds from exercise of stock options and other benefit plans	452	27

Net cash provided by financing activities	36,422	67,740
Effect of exchange rate on cash and cash equivalents	(6)	(17)

Net increase in cash and cash equivalents	13,308	3,543
Cash and cash equivalents, beginning of period	11,908	11,472

Cash and cash equivalents, end of period	25,216	15,015

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$29	$15

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$118,837

Costs in connection with initial public offering of common stock reclassified to additional paid in capital	$—	$1,858

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005 and 2004
(dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
          Organization, Description of Business
          Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 and commenced active operations in May 2002. The Company was formed to develop and market products that address medical needs in the treatment of dermatological diseases and disorders initially based on intellectual property in-licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company. The Company’s activities since inception have consisted principally of licensing products, raising capital, performing research and development, hiring personnel and establishing facilities. With the acquisition of Solagé® in February 2005, the Company has commenced its planned principal operations of selling dermatology products, and therefore is no longer in the development stage. The Company has offices in Princeton, New Jersey, Toronto, Canada, and Geel, Belgium.
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
          Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
          Consolidation
          The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly-owned subsidiary, Barrier Therapeutics, NV. All significant intercompany transactions and balances are eliminated in consolidation.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(UNAUDITED)
(dollars in thousands, except per share data)
          Reclassifications
          Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.
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
          Product Rights
          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, purchased intangibles and other long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment charges for long-lived intangible assets have been recorded for the six months ended June 30, 2005.
          Revenue Recognition
          Revenues from product sales are recognized net of allowances for product returns, chargebacks, rebates, and other discounts when collectibility is reasonably assured and the amount is fixed and determinable.
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

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(UNAUDITED)
(dollars in thousands, except per share data)
          Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(10,809)	$(9,930)	$(22,966)	$(20,872)
Add: Non-cash employee compensation as reported	246	535	536	1,232
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,439)	(927)	(2,274)	(1,575)

SFAS 123 pro forma net loss	(12,002)	(10,322)	(24,704)	(21,215)

Basic and diluted loss attributable per common share	$(.45)	$(.66)	$(.98)	$(2.69)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(.50)	$(.69)	$(1.06)	$(2.73)

          SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Three and six months ended June 30,
	2005	2004
Risk-free interest rate	3%	2.8-3%
Dividend yield	0%	0%
Expected life	8.0 years	9.0 years
Volatility	.80%	.75%
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
          Deferred Stock Compensation
     In connection with the granting of employee stock options and restricted stock awards prior to the Company’s initial public offering, the Company recorded deferred compensation of approximately $3.7 million, representing the difference between the fair value of common stock on the date such options were granted, determined in accordance with GAAP, and the exercise price. These amounts were recorded as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the six months ended June 30, 2005, the Company recorded amortization of deferred stock compensation of $536.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(UNAUDITED)
(dollars in thousands, except per share data)
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
2. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net (loss) income	$(10,809)	$(8,756)	$(22,966)	$(16,280)
Foreign currency translation	(19)	(28)	(2)	(17)
Change in unrealized net losses on marketable securities	97	(177)	48	(215)

Comprehensive loss	$(10,731)	$(8,961)	$(22,920)	$(16,512)

          Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
3. Sale of Common Stock
          On February 15, 2005, the Company completed a follow-on offering of 2,000,000 shares of common stock at $19.50 per share, which resulted in net proceeds to the Company of $36,098. In connection with the stock sale, the Company paid $2,340 in underwriting discounts and commissions to underwriters.
4. Acquisition of Product Rights
          On February 7, 2005, the Company entered into a Product Acquisition Agreement with Moreland Enterprises, Ltd. (“Moreland”). Under the terms of the Product Acquisition Agreement, the Company acquired the United States and Canadian rights to Solagé® (mequinol 2%, tretinoin 0.01%) Topical Solution, and all existing finished goods inventory. The Company was assigned all U.S. and Canadian marketing authorizations, patents, and trademarks for the product. The patent rights include U.S. and Canadian patents covering the pharmaceutical composition of Solagé® and methods of use until at least 2013.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (continued)
(UNAUDITED)
(dollars in thousands, except per share data)
     The Company acquired the intellectual property and finished goods inventory for $3,061 and will make future payments totaling up to an additional $2,000, if certain sales targets are met. The total initial purchase price was allocated $3,000 to product rights and $61 to inventory. During the six month period ended June 30, 2005, the Company recorded a liability and a corresponding increase to the intangible asset product rights of $100 for future amounts payable to Moreland based on product sales during the period. Product rights are being amortized on a straight line basis over the life of the underlying patent, which expires in 2013.
          The Company recognized amortization expense of $144 for the six months ended June 30, 2005. Amortization expense for the remainder of 2005 will be $176 and will be $351 for each of the next five years. This amount will increase if additional payments are due to Moreland based on product sales.

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
Overview
     We are a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. We currently market Solagé® in the U.S. for the treatment of solar lentigines, a common condition also known as age spots or liver spots, and for the broader indication including related hyperpigmented lesions in Canada. We recently obtained the Canadian distribution rights for Vaniqa® (eflornithine hydrochloride) Cream 13.9% for slowing the growth of unwanted facial hair in women. Our product pipeline includes eight product candidates in various stages of clinical development. Our four most advanced product candidates are the following:
•	Zimycan: an ointment for the treatment of infants with diaper dermatitis complicated by candidiasis, an inflammatory disease characterized by diaper rash complicated with an infection by a yeast called Candida.

•	Sebazole: a gel for the treatment of seborrheic dermatitis, a type of eczema characterized by inflammation and scaling of the skin, principally of the scalp, face and chest.

•	Hyphanox: an oral therapeutic for the treatment of fungal infections, including onychomycosis, commonly known as nail fungus.

•	Liarozole: an oral therapeutic for the treatment of the group of conditions known as congenital ichthyosis, a rare genetic disease characterized by dryness and scaling of the skin.
     We were incorporated in September 2001 and commenced active operations in May 2002. We have generated product revenues from sales of Solagé® since the first quarter of 2005. We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offering in the first quarter of 2005. Through December 31, 2004, we were a development stage enterprise. We have incurred significant losses since our inception in 2001, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of June 30, 2005, we had an accumulated deficit of $129.2 million, which has resulted primarily from our research and development activities, our acquisition of the rights to our product candidates and preferred stock accretion. We expect our operating losses to increase as we do not expect to generate significant revenues in the near future. We expect to continue to increase our research and development costs, our costs of commercial operations are expected to increase, and we will continue to incur the costs of being a public company.
     We expect to continue to spend significant amounts, including clinical trial costs, on the development of our product candidates. We plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect our costs to increase as we continue to develop and ultimately commercialize our product candidates and acquired products, such as Solagé® and Vaniqa ®. While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also plan to identify and develop, either internally or through collaborative agreements, additional product candidates that address major needs in dermatology through acquisitions or licenses of marketed dermatological products or rights to potential new products and product candidates that would fit within our growth strategy. Accordingly, we will need to generate significant revenues to achieve, and then maintain, profitability.

     The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the expense of clinical trials for additional indications;

•	the expense and timing of regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the expense of commercializing our products;

•	the effect of competing technological and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     For instance, since the Phase 3 clinical trial of Hyphanox for vaginal candidiasis failed to meet the primary endpoint, additional clinical expenses would need to be incurred if we decide to conduct another clinical trial for that product in that indication. The failure of this study has caused our timelines for completion of full development and approval by the FDA in this indication for this product to be extended and such approval may never be received. As a result potential revenues from this product in this indication either from our direct sales or through third parties has also been delayed or may never be realized. Also, we may incur additional clinical expenses for Zimycan in order to address the concerns raised by the FDA in the not-approvable letter received by us in May of this year. This action by the FDA has caused the potential approval of Zimycan to be delayed thereby delaying the expected revenues from this product.
     Our research and development expenses consist primarily of costs incurred for the conduct of our clinical trials, manufacturing development costs related to our clinical product candidates, personnel and related costs in support of our research and product development activities and outside professional fees related to product development and regulatory matters.
     Sales and marketing costs include the expenses related to the initial sales of Solagé®, and those incurred to prepare for the launch of Zimycan, subject to obtaining requisite marketing approvals in Europe and the United States. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products. These costs could also include expenses related to a sales organization for those regions in which we decide to market our products ourselves and costs for marketing efforts to support third parties with whom we may collaborate in the future in regions where we do not market directly.
     Our general and administrative expenses consist primarily of salaries and related expenses and costs of general corporate activities, including legal and accounting fees, insurance and consulting costs.
     We expect to continue to incur net losses over the next several years as we continue our clinical development, continue to expand our selling and marketing operations, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and, if approved, market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:
•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure;

•	the timing of any contract, license fee or royalty payments that we may receive or be required to make;

•	the timing and outcome of our applications for regulatory approvals;

•	the timing and extent of recognition of product and other revenue; and

•	the timing and extent of product revenues, offset by marketing and selling expenses.
Recent Developments
     On May 24, 2005, the FDA issued a not approvable letter for our NDA for Zimycan for the treatment of diaper dermatitis complicated by candidiasis. The FDA action is based on a single deficiency. The FDA stated that there was insufficient information to characterize the systemic exposure to miconazole in infants. Characterization of systemic exposure to miconazole is a component of the safety evaluation of the product. We are in discussions with the FDA concerning paths for addressing the concern raised in the letter.
     In June 2005, we obtained the right to distribute Vaniqa® (eflornithine hydrochloride) Cream, 13.9% in Canada from Shire Pharmaceutical Contracts Limited. Vaniqa® is currently the only prescription product approved by Health Canada for slowing the growth of unwanted facial hair in women. Although approved, this product has never been launched in Canada. Under the terms of our agreement with Shire, we will be the exclusive distributor for Vaniqa® in Canada and will be responsible for all sales, marketing, regulatory and distribution activities. Shire Pharmaceuticals will be responsible for supplying us with finished goods.
     On June 29, 2005, we announced that our oral antifungal product candidate, Hyphanox, failed to reach the primary endpoint of therapeutic cure in its Phase 3 non-inferiority trial for the treatment of vaginal candidiasis, commonly known as a vaginal yeast infection. The trial was designed to demonstrate that a single dose of Hyphanox, a novel patented formulation of the antifungal itraconazole, is not inferior to a single dose of fluconazole. The study did reach the secondary endpoint of “clinical efficacy”, and based on this, the Company has triggered the 90 day assessment period for Janssen Pharmaceutica to exercise their pre-negotiated option for this product.
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
Revenue Recognition
     Revenues from product sales are recognized net of allowances for product returns, chargebacks, rebates, and other discounts when collectibility is reasonably assured and the amount is fixed and determinable.
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
     We recorded amortization of deferred stock-based compensation of $536,000 during the six months ended June 30, 2005. Since inception, we have recorded deferred stock-based compensation of $3.7 million and related amortization expense of $2.7 million. We are applying a graded vesting amortization policy for our deferred compensation. This accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher compensation expense in earlier years than straight-line amortization. Had we chosen to apply the straight line method of amortization of deferred compensation, our stock compensation charge would have been $73,000 lower for the six months ended June 30, 2005.
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
     We recorded stock-based compensation expense totaling $568,000 for the six months ended June 30, 2005 in connection with the grant of stock options to our non-employees and the accelerated vesting for some options related to employees who are no longer with the Company.
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
Results of Operations
Revenue. Total revenue for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 increased $293,000. We recognized net product revenue of $95,000 for the three months ended June 30, 2005 compared with no product revenue in 2004. We recognized contract revenue of $151,000 and grant revenue of $226,000 for the three months ended June 30, 2005 compared with no contract revenue and $179,000 in grant revenue for the same period in 2004. The product revenue was for U.S. and Canadian sales of Solagé® which was acquired in February 2005. The contract revenue related to payments made under our marketing and distribution agreements. Grant revenue related to the performance of qualifying work under a Belgian grant.
Total revenue for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 increased by $766,000. For the six months ended June 30, 2005 we recognized $305,000 in net product revenue compared with no product revenue from the same period in 2004. We recognized contract revenue of $371,000 and grant revenue of $449,000 in the six months ended June 30, 2005 compared with no contract revenue and $359,000 in grant revenue for the same period in 2004.
Cost of Product Revenues and Amortization of Product Rights. Our cost of product revenues totaled $15,000 for the three months ended June 30, 2005. This amount includes finished product costs and distribution expense related to product sales. Cost of product revenues totaled $41,000 for the six months ended June 30, 2005. We did not report cost of product revenues during 2004 as we did not have product sales. Amortization expense related to the product rights for the acquisition of Solagé® was $88,000 for the three months ended June 30, 2005 and $144,000 for the six months ended June 30, 2005. Our gross margin on product sales excluding amortization expense for Solagé® for the three months ended June 30, 2005 was 84.2% and for the six months ended June 30, 2005 our gross margin was 86.6%. We expect that our gross margin will fluctuate as we increase our product sales of Solagé® and begin to sell additional products, if and when they are approved.
Research and Development Expenses. Below is a summary of our research and development expenses for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sebazole	$765	$1,166	$2,201	$1,813
Hyphanox	1,459	1,389	4,189	3,054
Zimycan	234	373	483	723
Liarozole	347	150	826	352
Other clinical stage products	1,816	757	3,248	1,358
Research and preclinical stage product costs	245	617	821	898
Internal costs	2,440	2,112	5,023	3,896

Total research and development expenses	$7,306	$6,564	$16,791	$12,094

     In the preceding table, research and development expenses are set forth in the following seven categories:
•	Sebazole—third-party direct project expenses relating to the development of Sebazole and our former product candidate, Seboride.

•	Hyphanox—third-party direct project expenses relating to the development of Hyphanox.

•	Zimycan—third-party direct project expenses relating to the development of Zimycan.

•	Liarozole—third-party direct project expenses relating to the development of Liarozole.

•	Other clinical stage products—direct project expenses relating to the development of our other clinical stage product candidates and products in reformulation.

•	Research and preclinical stage product costs—direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•	Internal costs—costs related primarily to personnel, as well as consulting, overhead and other expenses related to our research and development activities. We do not allocate these costs to specific projects as these costs relate to all research and development activities.
     Projects may be reclassified from a prior presentation according to their current stages of development.
     Total research and development expenses in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 increased $742,000. Project expenses totaled $4.9 million for the three months ended June 30, 2005, an increase of $414,000 over the corresponding period in 2004. This increase was primarily attributable to higher direct program costs on our earlier clinical stage product candidates, particularly Rambazole and Azoline. This increase was offset by lower project expenses for our late stage product candidates due to decreased costs for Zimycan and Sebazole. Project expenses for Zimycan decreased since a Phase 3 pivotal clinical trial which was ongoing during the first half of 2004, was completed during the third quarter of 2004. Project expenses for Sebazole decreased for the three months ended June 30, 2005 as the costs for the long-term safety study incurred for this period were less than the costs of our Phase 3 pivotal clinical study and manufacturing costs from the same period in 2004. Costs for Liarozole increased due to costs related to the manufacture of clinical supplies. Research and preclinical stage product costs for the three months ended June 30, 2005 decreased $372,000 compared to the corresponding period in 2004 primarily due to the discontinuation of work on Ecalcidene.
     Internal costs for the three months ended June 30, 2005 increased $328,000 compared to the three months ended June 30, 2004. Personnel and related costs totaled $1.7 million for the three months ended June 30, 2005, an increase of $30,000 over the corresponding period in 2004. This increase is primarily attributed to headcount growth, offset by a decrease in amortization of deferred compensation of $103,000, which was $88,000 for the three months ended June 30, 2005.
     Total research and development expenses were $16.8 million for the six months ended June 30, 2005, a $4.7 million increase compared to the six months ended June 30, 2004. Project expenses totaled $11.8 million for the six months ended June 30, 2005, an increase of $3.6 million over the corresponding period in 2004. This increase was primarily attributable to higher direct program costs on our earlier clinical stage product candidates, particularly Rambazole and Azoline. Late stage product candidate costs increased for the six months ended June 30, 2005 due primarily to increased spending on Hyphanox and Liarozole compared to the corresponding period in 2004. During the six months ended June 30, 2005, our costs for Hyphanox were related to an ongoing Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis, which commenced in January 2004 and costs related to manufacturing as well as pharmacokinetics studies supporting the treatment of vaginal candidiasis and onychomycosis. Our costs for the six months ended June 30, 2004 for Hyphanox related to the initiation of a Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis. Costs related to other clinical stage products increased due to the cost of ongoing preclinical studies and manufacturing activities primarily for Rambazole and Azoline. Costs for Liarozole increased due to costs related to the manufacture of clinical supplies.
     Internal costs for the six months ended June 30, 2005 increased $1.1 million compared to the six months ended June 30, 2004. Personnel and related costs totaled $3.5 million for the six months ended June 30, 2005, an increase of $485,000 over the corresponding period in 2004 which is primarily attributed to headcount growth. This increase is partially offset by a decrease in amortization of deferred compensation of $264,000 for the six months ended June 30, 2005 compared to the corresponding period of 2004. Other costs, which include consultants, third party services including pharmacovigilance as well as facility expenses, totaled $1.5 million an increase of $644,000 compared to the corresponding period in 2004.

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
          Sales and Marketing Expenses. Sales and marketing expenses totaled $2.3 million for the three months ended June 30, 2005, an increase of $1.4 million over the corresponding period in 2004. Personnel and related expenses totaled $868,000 compared to $408,000 for the corresponding period in 2004. Marketing and market research expenses totaled $1.0 million for the three months ended June 30, 2005 compared to $301,000 for the corresponding period in 2004. Increases in marketing and market research are related to the preparation for the launch of Solagé®, and the potential launch of Zimycan, if, and when, approved by the FDA.
          Sales and marketing expenses totaled $4.0 million for the six months ended June 30, 2005, an increase of $2.4 million over the corresponding period in 2004. These costs include personnel and related expenses of $1.6 million compared to $778,000 for the corresponding period in 2004. This increase is primarily attributed to headcount growth to 24 employees at June 30, 2005 from 10 employees at June 30, 2004. These costs also include amortization of deferred compensation expense of $77,000 in the six months ended June 30, 2005, which was $186,000 for the six months ended June 30, 2004. Marketing and market research expenses were $1.7 million for the six months ended June 30, 2005 compared to $567,000 for the corresponding period in 2004. We expect these costs to increase in the third quarter of 2005 as we continue to hire our own sales force and incur expenses related to the Ventiv contract sales organization. We will also continue to incur marketing costs and other related costs related to the launch of Solagé®. If we were to acquire additional products, in-license products or launch Zimycan, these costs would also increase.
          General and Administrative Expenses. General and administrative expenses totaled $2.4 million for the three months ended June 30, 2005, an increase of $572,000 over the corresponding period in 2004. These costs include personnel and related costs, which totaled $887,000 for the three months ended June 30, 2005, a decrease of $53,000 over the corresponding period in 2004. This decrease is due to a decrease in amortization of deferred compensation of $145,000, which was $123,000 for the three months ended June 30, 2005, partially offset by an increase in personnel costs related to growth in headcount.
          General and administrative expenses totaled $4.4 million for the six months ended June 30, 2005, an increase of $1.0 million over the corresponding period in 2004. These costs include personnel and related costs, which totaled $1.8 million for the six months ended June 30, 2005, an increase of $71,000 over the corresponding period in 2004. This increase is comprised of an increase in personnel costs related to growth in headcount partially offset by a decrease in amortization of deferred compensation of $324,000, which was $268,000 for the six months ended June 30, 2005. Professional fees which include certain costs related to being a public company, totaled $900,000 for the six months ended June 30, 2005, an increase of $451,000 compared to the corresponding period in 2004.
     We expect general and administrative costs to continue to increase as we add more personnel and expand our infrastructure. The costs associated with being a public company will also increase our general and administrative expenses.
          Interest income, net of interest expense. Interest income, net of expense totaled $745,000 for the three months ended June 30, 2005, an increase of $433,000 as compared to the corresponding period in 2004. The increase was primarily due to our higher balances of cash and cash equivalents in 2005 compared to 2004, net of cash used in operations, and higher average interest rates.
          Interest income, net of expense totaled $1.3 million for the six months ended June 30, 2005, an increase of $860,000 as compared to the corresponding period in 2004. The increase was primarily due to our higher balances of cash and cash equivalents in 2005 compared to 2004, net of cash used in operations, and higher average interest rates.

Liquidity and Capital Resources
     We have funded our operations principally from issuances of our convertible preferred stock and convertible promissory notes, the proceeds from our initial public offering of common stock and our follow-on public offering of common stock. Since our inception, we raised net proceeds of approximately $36.1 million from our follow-on public offering in February 2005, $67.9 million from our initial public offering in May 2004, and we have issued preferred stock, including notes converted into preferred stock, for aggregate net cash proceeds of approximately $77.3 million. All of the preferred stock that we issued converted to common stock in connection with our initial public offering.
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
     At June 30, 2005, we had cash, cash equivalents and marketable securities totaling $100.1 million and working capital of $94.6 million.
     We used cash in operations for the six months ended June 30, 2005 of $22.3 million, of which $16.8 million related to research and development spending. Cash used in operations for the six months ended June 30, 2004 was $14.4 million. The increase was attributable to the increased working capital requirements to fund our operations, including our operating losses.
     Cash used in investing activities for six months ended June 30, 2005 was $827,000, which included $3.1 million for the acquisition of Solagé® offset net of marketable securities. Cash used in investing activities for the six months ended June 30, 2004 was $49.8 million. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to utilize third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures in 2005.
     Net cash provided by financing activities was $36.4 million during six months ended June 30, 2005, which included our follow-on offering net proceeds of $36.1 million. Cash provided by financing activities during the six months ended June 30, 2004 was $67.7 million, which included the net proceeds from our initial public offering of $67.9 million.
     We expect that our existing cash at June 30, 2005 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through the end of 2006. Our future capital requirements will depend on many factors, including:
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
     Since our inception in September 2001, we have incurred significant operating losses and, as of June 30, 2005, we had an accumulated deficit of $129.2 million. We currently market Solagé® in the U.S. and Canada. We recently obtained the Canadian distribution rights for Vaniqa®. Our product pipeline includes eight product candidates in various stages of clinical development. We have not yet completed the development of any of our product candidates, and none are ready for commercialization. Prior to our acquisition of Solagé®, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:
•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our products and product candidates, if approved;

•	hire additional clinical, scientific, sales and marketing and management personnel;

•	add operational, financial and management information systems; and

•	identify and in-license additional compounds or product candidates.

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
     As of June 30, 2005, we had cash, cash equivalents and marketable securities of $100.1 million. In February 2005, we raised net proceeds of approximately $36.1 million from the sale of 2 million shares of our common stock, after deducting underwriters’ discounts and commissions and offering expenses payable by us. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements through the end of 2006. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We will require additional funding in order to continue our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates; pursue the commercial launch of our product candidates and for general corporate purposes. Our future capital requirements will depend on many factors, including:
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
     For example, in June 2005, we announced that our Hyphanox product candidate failed to reach the primary endpoint in its Phase 3, non-inferiority trial for the treatment of vaginal candidiasis. Consequently, the results of trial were not sufficient to support a filing for regulatory approval for Hyphanox in that indication. Similarly, because our preclinical studies of Ecalcidene did not replicate the results of earlier third-party studies, the development of Ecalcidene has been discontinued.

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
     For example, we completed enrollment of our Phase 3 clinical trial for Zimycan later than expected due to difficulties enrolling infants with proven diaper dermatitis complicated by candidiasis. In addition, in January 2005, the FDA informed us that we should submit the six-month data for a minimum of 300 patients from our ongoing long-term safety study of our Sebazole product candidate at the time of the initial filing of the NDA. This request from the FDA delayed the filing of our Sebazole NDA until the third quarter of 2005 due to the time we expect it will take us to analyze data from the required number of patients. In January 2005, the FDA also asked us to perform a study for Sebazole known as a percutaneous absorption study, which measures the amount of a drug’s absorption, if any, into the bloodstream through the skin. The FDA requested that we submit data from this study at the time of the initial filing of the NDA. In addition, the initiation of our planned Phase 2/3 clinical trial for Liarozole in congenital icthyosis in the United States has been placed on clinical hold due to requests from the FDA for additional information and requirements for the protocol for this study.

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
     We have acquired our entire current product pipeline by licensing intellectual property from third parties, and we may acquire additional products or product candidates that complement or augment our existing product development pipeline. However, because we acquired substantially all of our existing product candidates in the same transaction, we have limited experience integrating products or product candidates into our existing operations. Integrating any newly acquired product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired product or product candidate successfully. For example, in February 2005 we acquired the United States and Canadian rights to Solagé®. Solagé® is our first marketed product. As a result, we may have difficulty integrating it with our existing product candidates as we expand our resources dedicated to marketing. In addition, we have no experience with a commercial product and cannot assure you that our marketing efforts will be successful. Moreover, we may need to raise additional funds through public or private debt or equity financing to make these acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.
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
     We do not have any manufacturing experience or facilities. We rely on third-party contract manufacturers to produce the products that we commercialize and use in our clinical trials. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:

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
     Under the license agreements, Janssen has an exclusive option to acquire the right to commercialize Hyphanox on a geographic region-by-region basis. Janssen has 90 days to exercise this option from the date that we provide notice that we are able to manufacture Hyphanox batches that are reproducible and bioequivalent to Janssen’s Sporanox product or a similar itraconazole product previously developed by Janssen. We also must provide this notice if we can demonstrate clinical efficacy in a Phase 3 clinical trial performed by us. In July 2005, we notified Janssen that its right to exercise this option was triggered since the results of our Phase 3 clinical trial of Hyphanox in vaginal candidiasis achieved non-inferiority for the secondary endpoint of clinical cure. Depending on whether or not Janssen exercises its option and the regions for which it chooses to exercise its option, our business may be either favorably or adversely affected.
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
     The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Industry sources report that the preparation and submission of new drug applications, or NDAs, which are required for regulatory approval, generally take six months to one year to complete after completion of a pivotal clinical trial. Industry sources also report that approximately 10 to 15% of all NDAs accepted for filing by the FDA are rejected and that FDA approval, if granted, usually takes approximately one year after submission, although it may take longer if additional information is required by the FDA. Accordingly, we cannot assure you that the FDA will approve any NDA that we may file. In addition, the Pharmaceutical Research and Manufacturers of America reports that only one out of five product candidates that enter clinical trials will ultimately be approved by the FDA for commercial sale.

     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example in May 2005, the FDA issued a not approvable letter for Zimycan stating that there was insufficient information regarding the systemic exposure to miconazole in infants. We are currently working with the FDA to provide them with additional data that will address their concerns.
     Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. In addition, recent withdrawals of approved products by major pharmaceutical companies may result in a renewed focus on safety at the FDA which may result in delays in the approval process. The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of our clinical trial data, which also could cause delays of an approval or the rejection of an application. The FDA may also determine that there is no substantial benefit over the products currently marketed to justify approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. For example, in January 2005, the FDA informed us that we should submit the six-month data for a minimum of 300 patients from our ongoing long-term safety study of our Sebazole product candidate at the time of the initial filing of the NDA. The FDA’s request to include this data has delayed the filing of our Sebazole NDA until the third quarter of 2005.
     Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements or if clinical or manufacturing problems follow initial marketing. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.
     In addition, any proposed brand name that we intend to use for our product candidates will require approval from the FDA. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims.
     Any failure to receive the regulatory approvals necessary to commercialize our product candidates would severely harm our business. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any product candidate we develop our ability to receive product or royalty revenues and our liquidity and capital resources.
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
     For example, our Zimycan product candidate has received marketing approval from the Belgian Health Authorities and has been the subject of a mutual recognition procedure for approval in 14 other countries in Europe. Although, the product has received marketing approval from 8 of those countries, we still must obtain pricing approval prior to launching in those countries. In addition, we are considering amendments to those regulatory filings which, if required, may delay launch in those counties. In the remaining 6 countries, which consist of the larger market countries such as the United Kingdom and Spain, we must re-file our applications for approval in order to satisfy the requirements of those countries for additional clinical data. Although we believe we have the additional data, this request and the need to re-file, has delayed the launch of Zimycan in these 6 countries.
Risks Related to Commercialization
If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
     The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. We only recently began actively marketing Solagé® in July 2005. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Solagé ® or any of our future products may require significant resources and may never be successful.
     If our products fail to achieve and maintain market acceptance or if new products or technologies are introduced by others that are more favorably received than our products, or if we are otherwise unable to market and sell our products successfully, our business, financial condition, results of operations and future growth will suffer.
If we are unable to expand our domestic sales and marketing infrastructure or enter into agreements with third parties to perform these functions in territories outside the United States and Canada, we will not be able to commercialize our product candidates.
     We currently have only limited internal sales, distribution and marketing capabilities. In order to commercialize our products and product candidates, we must continue to develop and expand our sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services for us.
     In the United States and Canada, we are building our own sales force to market our products directly to dermatologists and other target physicians. In addition to hiring our own sales representatives and regional managers, we have entered into an agreement with a contract sales organization to provide us with additional sales representatives and a number of complementary services including sales information systems, fleet management, training and logistics and recruiting support. We may encounter difficulties hiring a sales force in a timely manner or one that is sufficient in size or adequate in expertise. We cannot control, other than by contract, the performance of our contract sales organization. The development and expansion of this sales force and establishing a distribution infrastructure for our domestic operations will require substantial resources.
We intend to rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, and transportation of our products.
     We intend to rely on the Specialty Pharmaceutical Services unit of Cardinal Health PTS, LLC, to perform a variety of functions related to the sale and distribution of Solagé® and any subsequently approved products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We intend to rely on McKesson Logistics Solutions for similar functions related to the import, quality testing, sale and distribution of Solagé®, Vaniqa® and any subsequently approved products in Canada. If these third party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties, our ability to deliver products to meet commercial demand would be significantly impaired.
We expect to depend on three wholesalers for the vast majority of our product revenues in the United States, and the loss of any of these wholesalers would decrease our revenues.
     The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. We expect that a vast majority of our product revenues will be from these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases or the cancellation of product orders or unexpected returns of unsold products from any one of these wholesalers could decrease our revenues and impede our future growth prospects.
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
     Our recently acquired Solagé® product faces competition in the treatment of solar lentigeness from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Ortho-Neutrogena and other tretinoin containing topical formulations. If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:
•	For Zimycan, in the treatment of diaper dermatitis complicated by candidiasis, ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams.

•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, ketoconazole creams from generic manufacturers, Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation.

•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen, Lamisil from Novartis AG and Penlac from Dermik Laboratories.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Hoffmann-La Roche Inc. and Connetics and over-the-counter topical moisturizers and emollients.

•	For oral Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc. and methotrexate from generic manufacturers.
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
          Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium and a wholly owned subsidiary, Barrier Therapeutics Canada Inc., which is located in Toronto, Canada. Except for funding being received under our grant from a Belgian governmental agency, which is denominated in Euros and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Our Canadian subsidiary, Barrier Therapeutics Canada, Inc. will become operational in the third quarter of 2005. While we expect that there will be some income from sales of products during the next year which will be denominated in Canadian dollars, most of the funding for these operations will also come from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.
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
PART II – OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual stockholders meeting on June 16, 2005.

(b)	The following directors were elected as Class I directors: Charles F. Jacey, Jr. and Nicholas J. Simon III. The term of the following directors continued after the meeting: Geert Cauwenbergh, Ph.D., Srini Akkaraju, M.D., Ph.D., Robert Campbell, Carl W. Ehmann, M.D., Peter Ernster, and Andrew N. Schiff, M.D.

(c)	The stockholders voted for each of the proposals as follows:

Proposal	Shares Voted For	Shares Voted Against	Abstained
Election of Charles F. Jacey, Jr.	18,768,889	-0-	5,257
Election of Nicholas J. Simon III	17,317,913	-0-	1,456,233
Appointment of Ernst & Young as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005	18,770,685	2,536	925
(d)	The Company’s definitive proxy materials were filed with the SEC on April 26, 2005 and the Company’s Annual Report on Form 10-K was filed with the SEC on March 25, 2005.
ITEM 6. EXHIBITS

Exhibit
No.	Description

10.1	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P.

10.2	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between Barrier Therapeutics, Inc. and Carl W. Ehmann, M.D.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

August 11, 2005	By	GEERT CAUWENBERGH

Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	ANNE M. VANLENT

Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal financial and accounting officer)