Form 10-Q
period 2005-09-30
BARRIER THERAPEUTICS INC
filed 2005-11-14
CIK 1173657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2005

Common Stock, par value $.0001	24,093,875 Shares

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BARRIER THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,827	$11,908
Marketable securities	55,107	77,173
Interest receivable	788	926
Accounts receivable	163	—
Inventory	95	—
Prepaid expenses and other current assets	1,330	1,610

Total current assets	91,310	91,617
Property and equipment, net	991	1,125
Security deposits	42	42
Product rights, net	2,868	—

Total assets	$95,211	$92,784

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$279	$261
Accounts payable	3,548	3,148
Accrued expenses	4,252	4,687
Deferred revenue	600	650
Other current liabilities	14	25

Total current liabilities	8,693	8,771
Notes payable, long-term portion	232	443
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 24,087,675 issued and outstanding at September 30, 2005; and 21,894,830 issued and outstanding at December 31, 2004	2	2
Additional paid-in capital	228,439	191,568
Accumulated deficit	(141,216)	(106,200)
Deferred compensation	(700)	(1,510)
Accumulated other comprehensive loss	(239)	(290)

Total stockholders’ equity	86,286	83,570

Total liabilities and stockholders’ equity	$95,211	$92,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(Dollars in thousands, except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Net product revenue	$155	$—	$460	$—
Contract revenue	150	25	521	25
Grant revenue	321	198	770	557

Total revenues	626	223	1,751	582

Costs and expenses:
Cost of product revenues (exclusive of amortization)	75	—	116	—
Amortization of product rights	88	—	232	—
Research and development	7,626	7,961	24,417	20,055
Sales and marketing	3,918	1,078	7,959	2,720
General and administrative	1,730	1,767	6,141	5,148

Total operating expenses	13,437	10,806	38,865	27,923

Loss from operations	(12,811)	(10,583)	(37,114)	(27,341)
Interest income	773	441	2,139	933
Interest expense	(12)	(8)	(41)	(22)

Loss before income tax benefit	(12,050)	(10,150)	(35,016)	(26,430)
Income tax benefit	—	—	—	—
Net loss	(12,050)	(10,150)	(35,016)	(26,430)
Preferred stock accretion	—	—	—	(4,592)

Net loss attributable to common stockholders	$(12,050)	$(10,150)	$(35,016)	$(31,022)

Basic and diluted net loss attributable to common stockholders per share	$(0.50)	$(0.47)	$(1.49)	$(2.51)
Weighted-average shares outstanding—basic and diluted	23,962,649	21,549,794	23,536,482	12,357,817
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(35,016)	$(26,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315	257
Amortization of deferred compensation	731	1,655
Amortization of product rights	232	—
Non-cash compensation expense related to the issuance of options to non-employees	325	584
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	281	(84)
Inventory	(95)	—
Accounts receivable	(163)	—
Interest receivable	137	(270)
Accounts payable and accrued expenses	(35)	3,027
Deferred revenue	(50)	503
Other, net	(11)	6

Net cash used in operating activities	(33,349)	(20,752)
Investing activities
Purchase of fixed assets	(181)	(405)
Purchase of product rights	(3,100)	—
Security deposits	—	(4)
Purchase of marketable securities	(70,145)	(73,948)
Maturities of marketable securities	92,269	37,576

Net cash used in investing activities	18,843	(36,781)
Financing activities
Borrowings under notes payable	—	407
Repayment of notes payable	(194)	(246)
Proceeds from issuance of common stock, net	36,043	67,925
Proceeds from exercise of stock options and other benefit plans	575	94

Net cash provided by financing activities	36,424	68,180
Effect of exchange rate on cash and cash equivalents	1	(35)

Net increase in cash and cash equivalents	21,919	10,612
Cash and cash equivalents, beginning of period	11,908	11,472

Cash and cash equivalents, end of period	33,827	22,084

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$41	$22

Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock	$—	$118,837

Costs in connection with initial public offering of common stock reclassified to additional paid in capital	$—	$1,809

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005 and 2004
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
          Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
          Consolidation
          The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant intercompany transactions and balances are eliminated in consolidation.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
          Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
          Inventories
          Inventory consists of finished goods. Inventory is stated at the lower of cost (determined on a first-in first-out method) or market.
          Product Rights
          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, purchased intangibles and other long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment charges for long-lived intangible assets have been recorded for the nine months ended September 30, 2005.
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
          Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided. Grant eligible services provided in advance of cash receipts are recorded as accounts receivable.
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

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
          Although SFAS 123 allows the Company to continue to follow the APB 25 guidelines, pro forma disclosure of net loss and basic and diluted loss per share as if the fair value based method had been applied to all awards is required. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.
          Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:

(Dollars in thousands, except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(12,050)	$(10,150)	$(35,016)	$(31,022)
Add: Non-cash employee compensation as reported	195	422	731	1,655
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,410)	(962)	(3,684)	(2,538)

SFAS 123 pro forma net loss	(13,265)	(10,690)	(37,969)	(31,905)

Basic and diluted loss attributable per common share	$(.50)	$(.47)	$(1.49)	$(2.51)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(.55)	$(.50)	$(1.61)	$(2.58)

          SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Three and nine months ended September 30,
	2005	2004
Risk-free interest rate	3%	2.8-3%
Dividend yield	0%	0%
Expected life	8.0 years	9.0 years
Volatility	75%	65%
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

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
          Deferred Stock Compensation
          In connection with the granting of employee stock options and restricted stock awards prior to the Company’s initial public offering, the Company recorded deferred compensation of approximately $3.7 million, representing the difference between the fair value of common stock on the date such options were granted, determined in accordance with GAAP, and the exercise price. These amounts were recorded as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the three and nine months ended September 30, 2005, the Company recorded amortization of deferred stock compensation of $195,000 and $731,000 respectively.
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
2. Comprehensive Loss
The components of comprehensive loss are as follows:

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss	$(12,050)	$(10,150)	$(35,016)	$(26,430)
Foreign currency translation	(6)	(18)	(8)	(35)
Change in unrealized net gain/(loss) on marketable securities	10	100	58	(115)

Comprehensive loss	$(12,046)	$(10,068)	$(34,966)	$(26,580)

          Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(UNAUDITED)
3. Sale of Common Stock
          On February 15, 2005, the Company completed a follow-on offering of 2,000,000 shares of common stock at $19.50 per share, which resulted in net proceeds to the Company of $36.0 million. In connection with the stock sale, the Company paid $2.3 million in underwriting discounts and commissions to underwriters.
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
          The Company acquired the intellectual property and finished goods inventory for $3.1 million and will make future payments totaling up to an additional $2.0 million, if certain sales targets are met. The total initial purchase price was allocated $3.0 million to product rights and $61,000 to inventory. During the nine month period ended September 30, 2005, the Company recorded a liability and a corresponding increase to the intangible asset product rights of $100,000 for future amounts payable to Moreland based on product sales during the period. Product rights are being amortized on a straight-line basis over the life of the underlying patent, which expires in 2013.
          The Company recognized amortization expense of $88,000 and $232,000 for the three and nine months ended September 30, 2005, respectively. Amortization expense for the remainder of 2005 will be $88,000 and will be $351,000 for each of the next five years. This amount will increase if additional payments are due to Moreland based on product sales.
5. Subsequent Events
          In October, 2005, a purported class action was filed in United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased the Company’s common stock between April 29, 2004 and June 29, 2005. The Company believes at least three additional purported class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. The court has not yet ruled on combining these lawsuits. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933. Based on a preliminary review and analysis of the complaints, the Company believes that each of the lawsuits is without merit and intends to defend each of these lawsuits vigorously.
          The Company is not presently able to estimate the potential losses, if any, related to these lawsuits.

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
Overview
     We are a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. We currently market Solagé® in the U.S. for the treatment of solar lentigines, a common condition also known as age spots or liver spots, and for the broader indication including related hyperpigmented lesions in Canada. In November 2005, we began marketing Vaniqa® (eflornithine hydrochloride) Cream 13.9% for slowing the growth of unwanted facial hair in women in Canada. Our product pipeline includes eight product candidates in various stages of clinical development. Our four most advanced product candidates are the following:
•	Vusion, formerly referred to by us as “Zimycan”: an ointment for the treatment of infants with diaper dermatitis complicated by candidiasis, an inflammatory disease characterized by diaper rash complicated with an infection by a yeast called Candida. We intend to market this product under the name “Zimycan” outside of the U.S. and Canada.

•	Sebazole: a gel for the treatment of seborrheic dermatitis, a type of eczema characterized by inflammation and scaling of the skin, principally of the scalp, face and chest.

•	Hyphanox: an oral therapeutic for the treatment of fungal infections, including onychomycosis, commonly known as nail fungus.

•	Liarozole: an oral therapeutic for the treatment of the group of conditions known as congenital ichthyosis, a rare genetic disease characterized by dryness and scaling of the skin.
     We were incorporated in September 2001 and commenced active operations in May 2002. We have generated product revenues from sales of Solagé® since the first quarter of 2005. We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offering in the first quarter of 2005. Through December 31, 2004, we were a development stage enterprise. We have incurred significant losses since our inception in 2001, as we have devoted substantially all of our efforts to research and development activities, including clinical trials. As of September 30, 2005, we had an accumulated deficit of $141.2 million, which has resulted primarily from our research and development activities, our acquisition of the rights to our product candidates and preferred stock accretion. We expect our operating losses to continue at the current rate as we do not expect to generate significant revenues in the near future. Our costs of commercial operations are expected to increase when and if we launch our late stage product candidates, specifically Vusion and Sebazole.
     We expect to continue to spend significant amounts, including clinical trial costs, on the development of our product candidates. We plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect our costs to increase as we continue to develop and ultimately commercialize our product candidates and acquired products, such as Solagé® and Vaniqa®. While we will be focusing on the clinical development of our later stage product candidates in the near term, we expect to increase our spending on earlier stage clinical candidates as well. We also plan to identify and develop, either internally or through collaborative agreements, additional product candidates that address major needs in dermatology through acquisitions or licenses of marketed dermatological products or rights to potential new products and product candidates that would fit within our growth strategy. Based on our anticipated spending levels, we will need to generate significant revenues to achieve, and then maintain, profitability.
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
     For instance, since the Phase 3 clinical trial of Hyphanox for vaginal candidiasis failed to meet the primary regulatory endpoint, additional clinical expenses would need to be incurred if we decide to conduct another clinical trial for that product in that indication. The failure of this study has caused our timelines for completion of full development and approval by the FDA in this indication for this product to be extended and such approval may never be received. As a result potential revenues from this product in this indication either from our direct sales or through third parties has also been delayed or may never be realized. Also, we may incur additional expenses for Vusion in order to address the concerns raised by the FDA in the not-approvable letter received by us in May of this year. This action by the FDA has caused the potential approval of Vusion to be delayed thereby delaying the expected revenues from this product.
     Our research and development expenses consist primarily of costs incurred for the conduct of our clinical trials, manufacturing development costs related to our clinical product candidates, personnel and related costs in support of our research and product development activities and outside professional fees related to product development and regulatory matters.
     Sales and marketing costs include the expenses related to the initial sales of Solagé®, and those incurred to prepare for the launch of Vaniqa® in Canada and Vusion in the U.S., subject to obtaining requisite marketing approval. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products. These costs could also include expenses related to a sales organization for those regions in which we decide to market our products ourselves and costs for marketing efforts to support third parties with whom we may collaborate in the future in regions where we do not market directly.
     Our general and administrative expenses consist primarily of salaries and related expenses, and costs of general corporate activities, including legal and accounting fees, insurance and consulting costs.
     We expect to continue to incur net losses over the next several years as we continue our clinical development, continue to expand our selling and marketing operations, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and, if approved, market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:

•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure;

•	the timing of any contract, license fee or royalty payments that we may receive or be required to make;

•	the timing and outcome of our applications for regulatory approvals;

•	the timing and extent of product revenues, offset by marketing and selling expenses, and the timing and extent of other revenue.
Recent Developments
     In May, 2005, the FDA issued a not-approvable letter for our NDA for Vusion for the treatment of diaper dermatitis complicated by candidiasis. The FDA action is based on a single deficiency. The FDA stated that there was insufficient information to characterize the systemic exposure to miconazole in infants. Characterization of systemic exposure to miconazole is a component of the safety evaluation of the product. In August, we submitted a response to this not-approvable letter containing additional information intended to address the stated deficiency. In October 2005, the FDA notified us that the submission is considered to be a complete response. This does not mean that the FDA approved or will approve our submission, but we believe that this response provides the FDA with the information necessary to complete its review of the Vusion NDA within approximately six months from the date of submission which occurred in August 2005. However, we cannot assure you that the FDA will complete its review within that period of time, or even if it does, that it will approve our submission.
     In June, 2005, we announced that our oral antifungal product candidate, Hyphanox, failed to reach the primary endpoint of non-inferiority in therapeutic cure in our Phase 3 trial for the treatment of vaginal candidiasis, commonly known as a vaginal yeast infection. The trial was designed to demonstrate that a single dose of Hyphanox, a novel patented formulation of the antifungal itraconazole, is not inferior to a single dose of fluconazole. The study did reach the secondary non-inferiority endpoint of “clinical efficacy”, and based on this, the Company has triggered the 90-day assessment period for Janssen Pharmaceutica to exercise their pre-negotiated option for this product. In September 2005, we announced that Janssen had notified us that it would not exercise its option and, as a result, we retain worldwide rights for all licensed indications for this product candidate.
     In November 2005, we began marketing Vaniqa® for slowing the growth of unwanted facial hair in women in Canada.
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
     We use revenue recognition criteria described in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.
     Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided. Grant eligible services provided in advance of cash receipts are recorded as accounts receivable.
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
     Prior to our initial public offering, we granted employee stock options to purchase shares of our Common Stock and restricted stock awards at exercise prices below the estimated fair value of the Common Stock as of the date of grant of such options and awards based on the price of our Common Stock at our initial public offering. The total deferred stock compensation associated with these options and awards was approximately $3.7 million. We amortize deferred stock compensation over the respective vesting periods of the individual stock options and awards. Total deferred compensation is reduced when the associated options or awards are cancelled prior to exercise. During the nine months ended September 30, 2005, cancellation of options and awards that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $79,000 compared with no cancellation of options or awards for the same period last year.
     Included in the consolidated statements of operations is deferred stock compensation expense associated with these options and awards of $731,000 and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. We expect to record amortization expense for the remaining $700,000 of deferred stock compensation associated with these options and awards through December 2007 assuming the continued vesting of these options.
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

     We recorded stock-based compensation expense totaling $325,000 and $584,000 for the nine months ended September 30, 2005 and 2004, respectively, in connection with the grant of stock options to our non-employees.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board, referred to as FASB, issued Statement No. 123, revised 2004, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principal Board Opinion, referred to as APB, No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 15, 2005, the Securities and Exchange Commission adopted a new rule that extended the compliance date for periods ending after January 1, 2006.
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
Results of Operations
     Revenue. Total revenue for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 increased $403,000. We recognized net product revenue of $155,000 for the three months ended September 30, 2005 compared with no product revenue in 2004. We recognized contract revenue of $150,000 and grant revenue of $321,000 for the three months ended September 30, 2005 compared with $25,000 contract revenue and $198,000 in grant revenue for the same period in 2004. Product revenue was for U.S. and Canadian sales of Solagé® which was acquired in February 2005. Contract revenue related to payments made under our marketing and distribution agreements. Grant revenue related to the performance of qualifying work under a Belgian grant.
     Total revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 increased by $1,169,000. For the nine months ended September 30, 2005, we recognized $460,000 in net product revenue compared with no product revenue from the same period in 2004. We recognized contract revenue of $521,000 and grant revenue of $770,000 in the nine months ended September 30, 2005 compared with contract revenue of $25,000 and grant revenue of $557,000 for the same period in 2004.
     Cost of Product Revenues and Amortization of Product Rights. Our cost of product revenues (exclusive of amortization of product rights) totaled $75,000 for the three months ended September 30, 2005. This amount includes finished product costs and distribution expense related to product sales as well as one-time start-up distribution expenses. Cost of product revenues (exclusive of amortization of product rights) totaled $116,000 for the nine months ended September 30, 2005. We did not report cost of product revenues during 2004 as we did not have product sales. Amortization expense related to the product rights for the acquisition of Solagé® was $88,000 for the three months ended September 30, 2005 and $232,000 for the nine months ended September 30, 2005. Our gross margin on product sales excluding amortization expense for Solagé® for the three months ended September 30, 2005 was 51.6% and for the nine months ended September 30, 2005 our gross margin was 74.8%. We expect that our gross margin will fluctuate as we increase our product sales of Solagé® and begin to sell additional products, if and when they are approved.
     Research and Development Expenses. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2005 and 2004.

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Sebazole	$1,582	$2,259	$3,783	$4,073
Hyphanox	412	1,652	4,601	4,706
Vusion	613	556	1,096	1,278
Liarozole	267	169	1,092	521
Other clinical stage products	2,034	843	5,282	2,200
Research and preclinical stage product costs	296	340	1,117	1,239
Internal costs	2,422	2,142	7,446	6,038

Total research and development expenses	$7,626	$7,961	$24,417	$20,055

     In the preceding table, research and development expenses are set forth in the following seven categories:
•	Sebazole—third-party direct project expenses and regulatory filing fees relating to the development of Sebazole and our former product candidate, Seboride.

•	Hyphanox—third-party direct project expenses relating to the development of Hyphanox.

•	Vusion—third-party direct project expenses and regulatory filing fees relating to the development of Vusion.

•	Liarozole—third-party direct project expenses relating to the development of Liarozole.

•	Other clinical stage products—direct project expenses relating to the development of our other clinical stage product candidates and products in reformulation.

•	Research and preclinical stage product costs—direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•	Internal costs—costs related primarily to personnel, as well as consulting, overhead and other expenses related to our research and development activities. We do not allocate these costs to specific projects as these costs relate to all research and development activities.
     Projects may be reclassified from a prior presentation according to their current stages of development.
     Total research and development expenses in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 decreased $335,000. Project expenses totaled $5.2 million for the three months ended September 30, 2005, a decrease of $615,000 over the corresponding period in 2004. This decrease was primarily attributable to the completion of significant expenses that impacted the third quarter 2004 for the Phase 3 clinical trials for Sebazole and with Hyphanox in vulvo vaginal candidiasis which have now been completed. This decrease in spending on the late stage products was partially offset by an increase in expense for the earlier stage products, mostly related to the manufacturing development of Azoline, our new oral antifungal agent that is in Phase 2 development.
     Internal costs for the three months ended September 30, 2005 increased $280,000 compared to the three months ended September 30, 2004. This increase is primarily attributed to personnel and related costs.
     Total research and development expenses were $24.4 million for the nine months ended September 30, 2005, a $4.4 million increase compared to the nine months ended September 30, 2004. Project expenses totaled $17.0 million for the nine months ended September 30, 2005, an increase of $3.0 million over the corresponding period in 2004. This increase was primarily attributable to higher direct program costs on our earlier clinical stage product candidates, particularly Rambazole and Azoline. Late stage product candidate costs decreased for the nine months ended September 30, 2005 due primarily to lower spending on Hyphanox, Sebazole and Vusion offset by increases in spending on Liarozole compared to the corresponding period in 2004. As of September 30, 2005, we had completed the Phase 3 clinical trials for Sebazole, Hyphanox in vulvo vaginal candidiasis, and Vusion that were ongoing in 2004. We are now preparing for the commencement of a Phase 3 trial with Hyphanox in onychomycosis, a Phase 2/3 trial with Liarozole, and are completing a long-term safety trial with Sebazole. We submitted an NDA for Sebazole in September of 2005. Costs related to other clinical stage products increased due to the costs of preclinical studies, early proof of concept clinical trials and manufacturing activities primarily for Rambazole and Azoline.
     Internal costs for the nine months ended September 30, 2005 increased $1.4 million compared to the nine months ended September 30, 2004. This increase was primarily attributed to an increase of $555,000 in personnel and related costs over the corresponding period in 2004. Other costs, which include consultants, third party services including pharmacovigilance as well as facility expenses, totaled $2.3 million an increase of $854,000 compared to the corresponding period in 2004.
     We anticipate that research and development expenses will remain at current levels in the near term and could increase as we further advance our late stage product candidates through clinical development. In addition, we will begin to incur additional expenses for our mid-stage pipeline as we move toward larger Phase 2 trials and to devote additional resources to our earlier stage research and preclinical projects. We also expect our personnel and related expenses for research and development to increase.
          Sales and Marketing Expenses. Sales and marketing expenses totaled $3.9 million for the three months ended September 30, 2005, an increase of $2.8 million over the corresponding period in 2004. This increase is primarily attributed to the establishment of our sales force in the U.S. and Canada and increases in marketing and market research related to the preparation for the launch of Solagé®, and the potential launch of Vusion, if, and when, approved by the FDA. Personnel and related expenses increased $830,000 compared to the corresponding period in 2004. Marketing and market research expenses totaled $1.4 million for the three months ended September 30, 2005 compared to $349,000 for the corresponding period in 2004.
     Sales and marketing expenses totaled $8.0 million for the nine months ended September 30, 2005, an increase of $5.2 million over the corresponding period in 2004. These costs include personnel and related expenses of $2.9 million compared to $1.2 million for the corresponding period in 2004. This increase is primarily attributed to the establishment of our commercial operations including our sales force in 2005. Marketing and market research expenses were $2.5 million for the nine months ended September 30, 2005 compared to $917,000 for the corresponding period in 2004. We also expect to continue to incur marketing costs and other related costs related to the launch of Solagé® and Vaniqa®. If we were to acquire additional products, in-license products or launch Vusion, these costs would also increase.
          General and Administrative Expenses. General and administrative expenses totaled $1.7 million for the three months ended September 30, 2005, a decrease of $37,000 over the corresponding period in 2004. These costs include personnel and related costs, which totaled $862,000 for the three months ended September 30, 2005, an increase of $14,000 over the corresponding period in 2004.
     General and administrative expenses totaled $6.1 million for the nine months ended September 30, 2005, an increase of $1.0 million over the corresponding period in 2004. These costs include personnel and related costs, which totaled $2.7 million for the nine months ended September 30, 2005, an increase of $85,000 over the corresponding period in 2004. This increase is comprised of an increase in personnel costs. Professional fees which include certain costs related to being a public company, totaled $1.4 million for the nine months ended September 30, 2005, an increase of $708,000 compared to the corresponding period in 2004.
     We expect general and administrative costs to continue to increase only as required to support the growth of the Company.
          Interest income, net of interest expense. Interest income, net of expense totaled $761,000 for the three months ended September 30, 2005, an increase of $328,000 as compared to the corresponding period in 2004. The increase was primarily due to higher average interest rates.
     Interest income, net of expense totaled $2.1 million for the nine months ended September 30, 2005, an increase of $1.2 million as compared to the corresponding period in 2004. The increase was primarily due to our higher balances of cash and cash equivalents in 2005 compared to 2004, net of cash used in operations, and higher average interest rates.

Liquidity and Capital Resources
     We have funded our operations principally from issuances of our convertible preferred stock and convertible promissory notes, the proceeds from our initial public offering of common stock and our follow-on public offering of common stock. Since our inception, we raised net proceeds of approximately $36.0 million from our follow-on public offering in February 2005, $67.9 million from our initial public offering in May 2004, and we have issued preferred stock, including notes converted into preferred stock, for aggregate net cash proceeds of approximately $77.3 million. All of the preferred stock that we issued converted to common stock in connection with our initial public offering.
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
     At September 30, 2005, we had cash, cash equivalents and marketable securities totaling $88.9 million and working capital of $82.6 million.
     We used cash in operations for the nine months ended September 30, 2005 of $33.3 million, of which $24.4 million related to research and development spending. Cash used in operations for the nine months ended September 30, 2004 was $20.8 million. The increase was attributable to the increased working capital requirements to fund our operations, including our operating losses
     Cash received in investing activities for nine months ended September 30, 2005 was $18.8 million. This is primarily attributable to $22.1 million net proceeds from marketable securities offset by $3.1 million used for the acquisition of Solagé®. Cash used in investing activities for the nine months ended September 30, 2004 was $36.8 million. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to utilize third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.
     Net cash provided by financing activities was $36.4 million during nine months ended September 30, 2005, which included our follow-on offering net proceeds of $36.1 million. Cash provided by financing activities during the nine months ended September 30, 2004 was $68.2 million, which included the net proceeds from our initial public offering of $67.9 million.
     We expect that our existing cash at September 30, 2005 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through the end of 2006. Our future capital requirements will depend on many factors, including:
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
     Since our inception in September 2001, we have incurred significant operating losses and, as of September 30, 2005, we had an accumulated deficit of $141.2 million. We currently market Solagé® in the U.S. and Canada and we recently began marketing Vaniqa® in Canada. Our product pipeline includes eight product candidates in various stages of clinical development. We have not yet completed the development of any of our product candidates, and none are ready for commercialization. Prior to our acquisition of Solagé®, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:
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
     As of September 30, 2005, we had cash, cash equivalents and marketable securities of $88.9 million. In February 2005, we raised net proceeds of approximately $36.0 million from the sale of 2 million shares of our common stock, after deducting underwriters’ discounts and commissions and offering expenses payable by us. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements through the end of 2006. We currently have no additional commitments or arrangements for any additional financing to fund the research and development and commercial launch of our product candidates. We will require additional funding in order to continue our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates; pursue the commercial launch of our product candidates and for general corporate purposes. Our future capital requirements will depend on many factors, including:
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

     We intend to market our products in the United States and in various other countries, and as a result, we will need to obtain separate regulatory approvals in most jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. For example, even if our currently planned European Phase 2/3 clinical trial for liarozole in congenital ichtyosis is successful, the FDA may require additional clinical trials or other testing prior to accepting for filing, or approving, any application we may submit in the United States for this product candidate.
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

     With respect to a number of our product candidates, we expect to rely on the results of clinical trials that were performed by or on behalf of Janssen Pharmaceutica Products, L.P. and its affiliates prior to our acquisition of these product candidates. It is possible that these trial results may not be predictive of the results of the clinical trials that we conduct for our product candidates. In addition, the results of these prior clinical trials may not be acceptable to the FDA or similar foreign regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval. For example, although our product candidates ketanserin and oxatomide are marketed by other companies in some countries outside the United States and Europe, the data used to support the current regulatory approvals for these products do not meet current regulatory guidelines in the United States and Europe. As a result, we would need to repeat most of the clinical work already completed prior to filing for marketing approval in the United States and Europe for these product candidates.
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
     For example, we completed enrollment of our Phase 3 clinical trial for Vusion later than expected due to difficulties enrolling infants with proven diaper dermatitis complicated by candidiasis. Also, the initiation of our planned Phase 2/3 clinical trial for Liarozole in congenital icthyosis in the United States has been placed on clinical hold due to requests from the FDA for additional information and requirements for the protocol for this study and the initiation of our planned Phase 3 clinical trials for Hyphanox in onychomycosis has been delayed due to requests from the FDA for additional pharmacokinetic information.
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
     We do not have any manufacturing experience or facilities. We rely on third-party contract manufacturers to produce the products that we commercialize and use in our clinical trials. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:

•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical development schedules or adequately manufacture our products in commercial quantities when required.

•	Changing manufacturers may be difficult because the number of potential manufacturers for some of our product candidates may be limited and, in one case, there is only a single source of supply. Specifically, the intermediate for our product candidate Hyphanox is manufactured using a process that is proprietary to our contract manufacturer. We do not have a license to the technology used by our contract manufacturer to make the intermediate needed for the Hyphanox tablets. If this manufacturer cannot provide adequate supplies of the intermediate for Hyphanox, we cannot sublicense this technology to a third party to act as our supplier. As a result, it may be difficult or impossible for us to find a qualified replacement manufacturer quickly or on terms acceptable to us, the FDA and corresponding foreign regulatory agencies, or at all.

•	With the exception of Hyphanox, each of our later stage product candidates can be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards. For instance, for Vusion, we have used one contract manufacturer in connection with the marketing authorization application that we filed in Europe and we intend to use a separate contract manufacturer for commercial supply of the product in the United States. If we decide to have our United States manufacturer supply us with Vusion for sale in Europe, it is likely that many of the applicable foreign regulatory agencies will need to approve our United States manufacturer prior to making that transition.

•	Our contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Our contract manufacturers may breach our manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.
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
     We depend on independent clinical investigators and contract research organizations to conduct our clinical trials. Contract research organizations also assist us in the collection and analysis of trial data. We also depend on third parties to perform services related to our sales force and adverse event reporting requirements. The investigators, contract research organizations, and other contractors are not our employees, and we cannot control, other than by contract, the amount of resources, including time, that they devote to our product candidates. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial that have been approved by regulatory agencies and for ensuring that we report product-related adverse events in accordance with applicable regulations. Furthermore, the FDA and European regulatory authorities require us to comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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
     We have entered into distribution arrangements and marketing alliances relating to the commercialization of some of our product candidates. Dependence on these arrangements and alliances subjects us to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our product candidates;

•	our distributors may experience financial difficulties;

•	our distributors may determine not to launch our product candidates in countries where the distributor determines that commercialization of a particular product candidate is not feasible or is economically unreasonable due to government pricing controls or other market conditions existing in a particular country;

•	business combinations or significant changes in a distributor’s business strategy may also adversely affect a distributor’s willingness or ability to complete its obligations under any arrangement; and

•	these arrangements are often terminated or allowed to expire, which could interrupt the marketing and sales of a product and decrease our revenue.

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
     The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market these product candidates. In particular:
•	We do not hold composition of matter patents covering the active pharmaceutical ingredients of three of our later stage product candidates. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients of most of these product candidates are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold. Examples include Solagé®, Vusion, Sebazole and Hyphanox, for which the active pharmaceutical ingredients, mequinol, trentinoin, miconazole, ketoconazole and itraconazole, are all off patent. The United States patent covering the active ingredient in Liarozole expires in 2006.

•	We do not hold composition of matter patents covering the formulations of some of our later stage product candidates. Composition of matter patents on formulations can provide protection for pharmaceutical products to the extent that the specifically covered formulations are important. For our product candidates for which we do not hold composition of matter patents covering the formulation, competitors who obtain the requisite regulatory approval can offer products with the same formulations as our products so long as the competitors do not infringe any active pharmaceutical ingredient or method of use patents that we may hold. The United States patent covering the formulation of miconazole and zinc oxide in Vusion expires in 2007. The United States patent covering the composition of Solagé® expires in 2013.

•	For some of our product candidates, the principal patent protection that covers, or that we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

•	Our patent licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. are limited to the field of dermatology. As a result, with some exceptions, Johnson & Johnson, its affiliates or its licensees could manufacture and market products similar to our products outside of this field. This also could result in off-label use of these competitive products for dermatological indications.

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
     The license agreements also permit each of Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., to abandon its maintenance of any patents or the prosecution of any patent applications included in the licensed intellectual property for any reason. If any of these companies abandon these activities, we have the option to undertake their maintenance and prosecution if we decide to prevent their abandonment. To date, we have assumed the maintenance and prosecution for all of the patents and patent applications relating to our Sebazole and Vusion product candidates. If we are required to undertake these activities for any additional product candidates, our operating costs will increase.
     In addition, our license agreements limit our use of our product candidates to the specific field of dermatology as defined in the license agreements. As so defined, dermatology consists of applications for the treatment or prevention of diseases of human skin, hair, nails and oral and genital mucosa, but excludes treatments for skin cancer. We have not been granted the right to sell oxatomide in Japan, Italy, Mexico and much of Central America or to sell ketanserin in Mexico, Central America and the Caribbean. Our right to sell the following products in the following countries is semi-exclusive with the Johnson & Johnson companies:
•	Vusion in Argentina, Australia, Belgium, Denmark, Germany, Indonesia, Luxembourg, Mexico, New Zealand, Peru and Venezuela; and

•	Ketanserin in South America.
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
     Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming. In particular, if a competitor were to file a paragraph IV certification under the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, in connection with that competitor’s submission to the FDA of an abbreviated new drug application, or ANDA, for approval of a generic version of any of our products for which we believed we held a valid patent, then we would have 45 days in which to initiate a patent infringement lawsuit against such competitor. In any infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, may narrow our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. If a court so found that one of our patents was invalid or not infringed in an infringement suit under paragraph IV of the Hatch-Waxman Act, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product.
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

     In addition to patent protection, we rely upon trade secrets relating to unpatented know-how and technological innovations to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, consultants and other third parties. We also have confidentiality and invention or patent assignment agreements with our employees and our consultants. If our employees, consultants or other third parties breach these agreements, we may not have adequate remedies for any of these breaches. In addition, our trade secrets may otherwise become known to or be independently developed by our competitors.
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

     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example in May 2005, the FDA issued a not approvable letter for Vusion stating that there was insufficient information regarding the systemic exposure to miconazole in infants. In August 2005, we submitted a response to this not-approvable letter containing additional information intended to address the stated deficiency. In October 2005, the FDA notified us that the submission is considered to be a complete response, which does not mean that the FDA approved or will approve our submission, but rather that the FDA will continue to review our submission.
     Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. In addition, recent withdrawals of approved products by major pharmaceutical companies may result in a renewed focus on safety at the FDA, which may result in delays in the approval process.
     The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or our clinical trial data or ask for additional information at any time during their review, which could result in one or more of the following:
•	delays in our ability to submit an NDA;

•	the refusal by the FDA to file any NDA we may submit;

•	delays of an approval; or

•	the rejection of an application.
     For example, the submission of our NDA for Sebazole was delayed until September of 2005 due the time it took us to perform a study for Sebazole requested by the FDA known as a percutaneous absorption study, which measures the amount of a drug’s absorption, if any, into the bloodstream through the skin and to respond to requests from the FDA for data from our ongoing long-term safety study. The FDA is now reviewing our NDA submission to determine if it is acceptable for filing. It is possible that the FDA could request additional information prior accepting the submission as filed which would result in delays in the approval process. In addition, consistent with applicable regulatory guidelines, we included six-month safety data from our ongoing long term safety study in our NDA submission and intend to provide the one year safety data at the four month safety update to be submitted during the FDA review period. If the FDA determines that the one year data is a substantial addition to the NDA during its review, the FDA could extend its review time.
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
     In addition, any proposed brand name that we intend to use for our product candidates will require approval from the FDA. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. For example, we changed the brand name of our ointment for the treatment of infants with diaper dermatitis complicated by candidiasis to “Vusion” because the FDA did not approve the name “Zimycan” for use with that product.
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
     For example, our Vusion product candidate, which we intend to market under the name “Zimycan” in Europe, has received marketing approval from the Belgian Health Authorities and has been the subject of a mutual recognition procedure for approval in 14 other countries in Europe . Although, the product has received marketing approval from 8 of those countries, we still must obtain pricing approval prior to launching in those countries. In addition, we are considering amendments to those regulatory filings which, if required, may delay launch in those counties. In the remaining 6 countries, which consist of the larger market countries such as the United Kingdom and Spain, we must re-file our applications for approval in order to satisfy the requirements of those countries for additional clinical data. Although we believe we have the additional data, this request and the need to re-file, has delayed the launch of Vusion in these 6 countries.
Risks Related to Commercialization
If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
     The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. We only recently began actively marketing Solagé® in July 2005. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Solagé® or any of our future products may require significant resources and may never be successful.
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
We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, and transportation of our products.
We rely on the Specialty Pharmaceutical Services unit of Cardinal Health PTS, LLC, to perform a variety of functions related to the sale and distribution of Solagé® and any subsequently approved products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We rely on McKesson Logistics Solutions for similar functions related to the import, quality testing, sale and distribution of Solagé®, Vaniqa® and any subsequently approved products in Canada. If these third party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties, our ability to deliver products to meet commercial demand would be significantly impaired.
We depend on three wholesalers for the vast majority of our product revenues in the United States, and the loss of any of these wholesalers would decrease our revenues.
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
     We rely heavily on stock options to compensate existing employees and attract new employees. We currently are not required to record stock-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. On December 16, 2004, the Financial Accounting Standards Board, FASB, issued Statement No. 123, revised 2004, Share-Based Payment, which requires all share-based payments to employees to be recognized in the statement of operations based on their fair values. On April 15, 2005 the Securities and Exchange Commission adopted a new rule that extended the compliance date for periods ending after January 1, 2006. Therefore, for the fiscal year 2006 we will change our accounting policy to record expense for the fair value of the stock options granted. As a result, our operating expenses will increase. We will continue to include stock options in our compensation arrangements.
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
     In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our business could be materially harmed. The risk of being unable to obtain pricing at a satisfactory level is greater for products for which the active ingredient is generically available such as our Vusion, Sebazole and Hyphanox product candidates.
     For example, although our Vusion product candidate, which we intend to market under the name “Zimycan” in Europe, has received marketing approval from the Belgian Health Authorities and 8 other countries in Europe, our distributor has not launched that product in any of those countries, primarily due to the need to obtain pricing approval. This product might not be launched in any country in which we are not able to obtain pricing approval at a satisfactory level.
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
     Our recently acquired Solagé® product faces competition in the treatment of solar lentigeness from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Ortho-Neutrogena and other tretinoin containing topical formulations. If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:
•	For Vusion, in the treatment of diaper dermatitis complicated by candidiasis, ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams.

•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, ketoconazole creams from generic manufacturers, Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation.

•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen, Lamisil from Novartis AG and Penlac from Dermik Laboratories.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Hoffmann-La Roche Inc. and Connetics and over-the-counter topical moisturizers and emollients.

•	For oral Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc. and methotrexate from generic manufacturers.
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
     If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. For example, in October, 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. We believe at least three additional purported class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933.
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

          Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium and a wholly owned subsidiary, Barrier Therapeutics Canada Inc., which is located in Toronto, Canada. Except for funding being received under our grant from a Belgian governmental agency, which is denominated in Euros and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Our Canadian subsidiary, Barrier Therapeutics Canada, Inc. became operational in the third quarter of 2005. While we expect that there will be some income from sales of products during the next year which will be denominated in Canadian dollars, most of the funding for these operations will also come from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In October, 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. We believe at least three additional purported class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. The court has not yet ruled on combining these lawsuits. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933. Based on a preliminary review and analysis of the complaints, the Company believes that each of the lawsuits is without merit and intends to defend each of these lawsuits vigorously. The Company is not presently able to estimate the potential losses, if any, related to these lawsuits
ITEM 6. EXHIBITS

Exhibit
No.	Description

10.1	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica, NV.
31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification of principal executive officer.
32.2	Section 1350 Certification of principal financial officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

November 11, 2005	By	GEERT CAUWENBERGH Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer
(Principal executive officer)

	By	ANNE M. VANLENT Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal financial and accounting officer)