Form 10-K
period 2005-12-31
BARRIER THERAPEUTICS INC
filed 2006-03-14
CIK 1173657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-50680
BARRIER THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3828030
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 College Road East, Suite 3200
Princeton, New Jersey 08540
(Address of Principal Executive Offices) (Zip Code)
(609) 945-1200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $99.8 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on June 30, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.
     The number of shares of the registrant’s Common Stock outstanding as of March 10, 2006 was 24,130,383.
DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders of the registrant to be held on June 21, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:
•	the increasing trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Liarozole and Hyphanox™ product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Liarozole, Hyphanox, Rambazole™ and Azoline product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Vusion™ and Solagé® products;

•	the timing of the commercial launch of any of our product candidates, if approved;

•	the commercialization of any of our product candidates, if approved; and

•	other statements regarding matters that are not historical facts or statements of current condition.
     Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those set forth in Part I, Item 1A under the heading “Risk Factors,” our ability to:
•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Vusion and Solagé products and product candidates, if approved, and generate revenues;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Liarozole, Hyphanox, Azoline and Rambazole product candidates;

•	meet applicable regulatory standards and file for or receive required regulatory approvals, particularly with respect to our Sebazole™ product candidate;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies; and

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies.

PART I
ITEM 1. BUSINESS
Overview
     We are a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. We currently market two pharmaceutical products in the United States, Vusion™ (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé® (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We also market our Solagé product in Canada, along with VANIQA® (elflornithine HCI) Cream 13.9%, for which we are the exclusive distributor in Canada. We promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. We have one New Drug Application, or NDA, under review by the United States Food and Drug Administration, or FDA, for our Sebazole™ product candidate. Our product pipeline includes six other product candidates in Phases 2 and 3 of clinical development.
     Recent Developments
     On February 16, 2006, the FDA issued an approval letter for Vusion for the treatment of infants and children with diaper dermatitis complicated by candidiasis. Our existing sales force has begun to actively promote the product to pediatricians and dermatologists. We have also begun implementing our plan to hire an additional 39 sales representatives, which would bring our total number of sales representatives to 60. We expect to begin shipping the product to wholesalers in the United States early in the second quarter of 2006.
     Our Marketed Products
     Our marketed products are:
     • Vusion: a topical ointment indicated for the treatment of infants and children with diaper dermatitis complicated by candidiasis, an inflammatory disease characterized by diaper rash infected by a yeast called Candida.
     • Solagé: a topical solution indicated for the treatment of solar lentigines, commonly known as “age spots”. We currently market this product in the United States and Canada.
     • VANIQA: a topical cream indicated for slowing the growth of unwanted facial hair in women. We are the exclusive distributor of this product in Canada under an agreement with Shire Pharmaceutical Contracts Limited.
     Our Product Pipeline
     Our most advanced product candidate is Sebazole, a gel for the treatment of seborrheic dermatitis. Seborrheic dermatitis is a type of eczema characterized by inflammation and scaling of the skin, principally of the scalp, face and chest. In September 2005, we submitted an NDA for Sebazole in the United States. In December 2005, the FDA accepted the NDA for filing. The NDA is currently being reviewed at the FDA, and we expect an action letter at the end of July of 2006.
     We have six other product candidates in Phases 2 and 3 clinical development for the treatment of a range of dermatological conditions, including acne, psoriasis, congenital ichthyosis, onychomycosis and other fungal infections. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. We are currently conducting a screening program of those compounds to search for new product candidates in the field of dermatology.
     Our History
     Our management team consists of a number of experienced pharmaceutical industry executives and recognized experts in dermatological drug discovery, development and commercialization. We were founded by Geert Cauwenbergh, Ph.D., our Chief Executive Officer, who identified a portfolio of dermatological product candidates and intellectual property within the Johnson & Johnson family of companies that he believed could form the basis for an independent pharmaceutical company focused on dermatology. In May 2002, we acquired these assets through licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company, in exchange for an equity interest in us. In this document, we sometimes refer to Janssen Pharmaceutica Products, L.P. and its affiliates as Janssen. We were incorporated in Delaware in September 2001 and commenced active operations in May 2002. Our principal offices are located at 600 College Road East, Suite 3200, Princeton, New Jersey 08540.
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
     Despite the significant sales of prescription products for treatment of diseases of the skin, we believe that many limitations remain in the treatment of these diseases. Existing treatments are often inadequate for reasons of efficacy, toxicity or patient noncompliance. Many of the drugs currently used to treat dermatological diseases originally were developed to treat diseases of other parts of the body. For example, many of the oral antifungal drugs used today to treat dermatological infections first were developed as treatments for fungal infections of other parts of the anatomy. We believe that our focus on understanding the molecular basis for diseases of the skin may yield more convenient and effective drugs with fewer undesirable side effects.
Business Strategy
     Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders and become a global leader in the discovery, development and commercialization of prescription pharmaceutical products to treat these diseases and disorders. To achieve our goal, we intend to:
     Commercialize our products directly through our own sales organization in the United States and Canada and through collaborations with third parties outside the United States and Canada. We are building our own sales force to market our products directly to dermatologists and other target physicians in the United States and Canada. To pursue global market penetration of our products, we have entered into, and will continue to seek, collaborations with third parties outside the United States and Canada.
     Aggressively pursue the development and regulatory approval of our product candidates. We are committing substantial resources towards completing development of, and obtaining regulatory approvals for, our product candidates in the United States and in other markets outside the United States.
     Maintain a diverse portfolio of product candidates. We are developing a product portfolio that includes product candidates at various stages of preclinical and clinical development. We believe that the diversity in our product development pipeline increases the probability of our long-term commercial success.
     Expand our product portfolio through a combination of internal development efforts and, if appropriate, selective acquisitions of compounds, marketed products and businesses. We intend to continue expanding our product development pipeline by screening compounds to which we have access under our principal license agreements. We plan to supplement these efforts by licensing or otherwise acquiring additional compounds that we believe to be potentially superior to currently marketed products and by seeking to selectively acquire marketed dermatological products or businesses that complement our development and commercialization strategy.
Marketed Products and Development Pipeline
     The following tables summarize our marketed products and product candidates in clinical development, all of which we plan to develop as prescription drugs. The names listed below for our product candidates in clinical development are our current designations for these programs and may not be the final approved trade name.
     Marketed Products

Method of
Product	Active Ingredients	Administration	Indications	Countries
Vusion™	miconazole nitrate zinc oxide white petrolatum	Topical	diaper dermatitis complicated by candidiasis	United States Belgium The Netherlands

Solagé®	mequinol tretinoin	Topical	solar lentigines	United States Canada

VANIQA®	eflornithine HCI	Topical	slowing the growth of unwanted facial hair in women	Canada
     Development Pipeline

	Active Ingredients or	Method of		Stage of
Product	Class of Molecule	Administration	Indications	Development
Sebazole™	ketoconazole	Topical	seborrheic dermatitis	NDA filed

Hyphanox™	itraconazole	Oral	onychomycosis	Phase 3

Azoline	pramiconazole	Oral	tinea versicolor	Phase 2b

Liarozole	RAMBA class	Oral	congenital ichthyosis (lamellar)	Phase 2/3

Rambazole™	RAMBA class	Oral	psoriasis (moderate to severe) nodular acne	Phase 2b Phase 2a

Rambazole™	RAMBA class	Topical	acne (mild to moderate)	Phase 2a

Hivenyl™	vapitadine hydrochloride	Oral	skin allergies	Phase 2a
Our Marketed Products
     Vusion. Vusion is a topical ointment containing 0.25% miconazole nitrate, an antifungal agent, 15% zinc oxide and 81.35% white petrolatum. Vusion is indicated for use in the treatment of diaper dermatitis complicated by candidiasis in infants and children four weeks and older. This inflammatory condition occurs when diaper dermatitis, also known as diaper rash, is complicated with a fungal infection caused by a yeast called Candida. The existence of Candida, which thrive in the warm, moist conditions typically found in an infant’s diaper, is determined by microscopic evaluation for presence of pseudohyphae or budding yeast. Vusion is the only prescription product approved for the treatment of this condition in the United States. Miconazole nitrate is an antifungal agent that treats the Candida infection. The ointment base in Vusion is comprised of zinc oxide and white petrolatum, which are the main components in most common diaper rash products.
     Based on data from the Centers for Disease Control and Prevention, we estimate that there are 8 million infants under the age of two in the United States. Based on published reports, we estimate that diaper dermatitis is observed in approximately one million pediatric outpatient visits each year, and that of all diaper dermatitis cases treated by physicians, more than 40% are complicated by the fungus Candida.
     We received FDA marketing approval for Vusion in February 2006. Our existing sales force has begun actively promoting the product to pediatricians and dermatologists. We have also begun implementing our plan to hire an additional 39 sales representatives, which would bring our total number of sales representatives to 60. We expect to begin shipping product to the trade early in the second quarter of 2006.
     In connection with the FDA’s approval of Vusion, we agreed to conduct two Phase 4 clinical studies: a percutaneous absorption study to determine the amount, if any, of miconazole nitrate which is absorbed into the bloodstream through the skin and its potential effect on liver function; and a microbial resistance study to evaluate the extent, if any, to which the Candida yeast may develop resistance to repeated treatment courses with Vusion. We expect to be able to commence and complete both studies in a timely manner, consistent with the FDA’s requirements.
     Vusion, which we intend to market under the name “Zimycan® ” in Europe, has received marketing approval from the Belgian and German health authorities and is the subject of a mutual recognition procedure in Europe. The mutual recognition procedure, or MRP, has been completed in the following eight countries: Austria, Denmark, Finland, Greece, Luxemburg, the Netherlands, Portugal and Sweden, meaning that these countries have indicated they are prepared to grant marketing authorization. In the remaining European countries which we had included in our initial MRP filing, including the United Kingdom and Spain, we expect to make an additional MRP filing containing additional clinical data to address questions raised by the regulatory authorities in those countries. In January 2006, we began marketing this product on a limited basis in Belgium and, through Pharmadeal, B.V., a third party distributor, in the Netherlands. We expect our primary European distributor, Grupo Ferrer, to begin marketing this product in Portugal and Germany during 2006. We do not anticipate sales of Vusion outside of the United States to have a material impact on our revenues. We believe that the primary benefit of these activities is to begin to develop our commercial partnerships outside of the United States and Canada.
     We have an exclusive, royalty-free license in the field of dermatology to an issued United States patent covering the formulation of the combination of miconazole nitrate and zinc oxide contained in Vusion and methods of treating diaper dermatitis. The United States patent expires in March 2007. Each of the active ingredients in Vusion, miconazole nitrate, zinc oxide and petrolatum, are off patent. Under the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, we believe Vusion is entitled to three years of marketing exclusivity which will expire in February of 2009.
     Solagé. Solagé is a topical solution containing 2.0% mequinol and 0.01% tretinoin. In the United States, the product is indicated for use in the treatment of solar lentigines or “age spots”. In Canada, the indication is somewhat broader and includes use for related hyperpigmented lesions. Solagé is packaged in a bottle with a convenient, contoured felt tip delivery system that allows for targeted application for twice daily use. According to published reports, solar lentigines or “age spots” are very common in light skinned individuals and appear in as many as 90% of those over the age of 60 and 20% of those under the age of 35. We estimate that more than 20 million people in the United States have this condition.
     We acquired the United States and Canadian rights to Solagé in February 2005 from Moreland Enterprises Limited. Under the terms of the acquisition, we made an initial cash payment of $3 million and will make future payments, primarily as royalties on our net sales, totaling an additional $2 million. In July 2005, we re-launched the product and began promoting it to dermatologists with 21 sales representatives in the United States and 4 sales representatives in Canada. As we expand our United States sales force to 60 representatives, we plan to continue to actively market Solagé to dermatologists.
     As part of the Solagé acquisition, we were assigned all United States and Canadian marketing authorizations, patents and trademarks for the product and we purchased all of the then existing inventory. The patent rights include United

States and Canadian patents covering the product’s pharmaceutical formulation and methods of use. The earliest of the United States patents expires in 2013 while a United States patent encompassing a version of Solagé with extended shelf life expires in 2020. The Canadian patent expires in 2010 while any patents to issue from a Canadian patent application encompassing a version of Solagé with extended shelf life would expire in 2021. Each of the active ingredients in Solagé, mequinol and tretinoin, is off patent.
     VANIQA. In June 2005, we obtained the right to distribute VANIQA (elflornithine HCI) Cream 13.9% in Canada from Shire Pharmaceutical Contracts Limited. VANIQA is currently the only prescription product approved by Health Canada for slowing the growth of unwanted facial hair in women. Under the terms of our agreement with Shire, we are the exclusive distributor for VANIQA in Canada and are responsible for all sales, marketing, regulatory and distribution activities. Shire Pharmaceuticals is responsible for supplying us with drug product. Although approved, this product had never been launched in Canada. We launched and began marketing VANIQA in Canada with four sales representatives in November 2005.
Our Development Pipeline
     Our product development pipeline includes product candidates that are in various stages of clinical development. All of these product candidates are based on intellectual property licensed to us under our principal license agreements. We are developing these product candidates as treatments for a wide range of dermatological diseases and disorders, including acne, psoriasis, congenital ichthyosis, onychomycosis and other fungal infections.
     We plan to advance the clinical development of these product candidates based on our assessment of their market potential, the results of pilot studies and clinical trials, the requirements of regulatory agencies and our available resources. The preliminary observations of efficacy and safety from any of our preclinical or clinical trials for our product candidates are not necessarily indicative of the results that may be demonstrated in future clinical trials. No assessment of the safety or efficacy of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Except with respect to Sebazole for which we have submitted an NDA to the FDA, we will need to conduct significant additional preclinical studies or clinical trials prior to seeking marketing approval for the product candidates in our development pipeline.
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
     Product Background. In November 2003, we completed two Phase 3 clinical trials which enrolled more than 900 patients in approximately 50 locations in the United States and Europe. Each trial had four arms and compared the safety and efficacy of Sebazole, a placebo consisting of our gel with no active ingredients, the gel containing the combination of 2.0% ketoconazole and 0.05% desonide, and the gel containing 0.05% of the steroid desonide. Patients were treated once daily for a period of two weeks. The primary efficacy endpoint in these trials was the proportion of patients that were effectively treated at day 28, which was 14 days following the end of treatment. Effectively treated for the purpose of these Phase 3 clinical trials means a patient was cleared or almost cleared of seborrheic dermatitis. We initially designed the trials primarily for the product containing both ketoconazole and the steroid and, as a result, we conducted the trials following FDA regulations for combination product development. However, based on the results of these clinical trials, we determined that Sebazole was the stronger product candidate. In both trials, Sebazole achieved the primary efficacy endpoint versus the vehicle gel with statistical significance. In these trials, Sebazole was well tolerated, with no serious drug-related adverse events reported.
     Clinical Development. Upon review of the results from these trials, the FDA requested that we perform one additional Phase 3 pivotal clinical trial of Sebazole. We completed this trial in December 2004. In this trial, we enrolled 459 patients in 24 locations in the United States. The trial compared the safety and efficacy of Sebazole to a placebo consisting of our gel with no active ingredient. Patients were treated once daily for a period of two weeks. The primary efficacy endpoint was the same as in our two earlier Phase 3 trials — the proportion of patients that were effectively treated at day 28, which was 14 days following the end of treatment. In this trial, Sebazole was well tolerated, with no serious drug-related adverse events reported.
     The results of the primary efficacy endpoint from all three Phase 3 trials of Sebazole are summarized in the table below:

	Percentage of Patients Effectively Treated at Day 28
	(14 Days after the End of Treatment)
Study (location)	Sebazole	Vehicle	p-value
Pivotal (United States)	25%	14%	0.001
Supportive (United States)	28%	7%	<0.001
Supportive (Europe)	37%	22%	0.021
     As indicated in the table, the results of each trial were statistically significant. In addition, in our pivotal trial, the secondary efficacy endpoint for mean change from baseline for scaling was statistically significant. The results with respect to the secondary efficacy endpoints for redness and itching were better as compared to vehicle alone but were not statistically significant. We also performed a cumulative irritation patch study in volunteers in which we observed that Sebazole was approximately five times less irritating than a ketoconazole cream.
     Regulatory Strategy. In September, 2005, we submitted an NDA for Sebazole with the FDA. In December 2005, the FDA accepted the NDA for filing. The filing of an NDA with the FDA is an important step in the approval process in the United States. Acceptance for filing by the FDA does not mean that the NDA has been or will be approved, nor does it represent an evaluation of adequacy of the data submitted. The NDA is currently being reviewed at the FDA, and we expect an action letter at the end of July of 2006.
     At the request of the FDA, we also conducted a long-term safety study to assess the long-term safety of Sebazole for up to one year of intermittent use. Consistent with applicable regulatory guidelines, we included six-month safety data from our long term safety study in our NDA submission and provided the one year safety data at the four month safety update. If the FDA determines that the one year data is a substantial addition to the NDA during its review, the FDA could extend its review time.
     Proprietary Rights. We have an exclusive, royalty-free license in the field of dermatology to a United States patent application claiming specific formulations of ketoconazole in a waterless gel. Any patent issued in the United States from this application would expire in 2018. The active ingredient of Sebazole, ketoconazole, is off patent.
     Oral Antifungals: Hyphanox.
     Hyphanox is an oral formulation of itraconazole, an antifungal agent that we are developing for the treatment of onychomycosis, commonly known as nail fungus. Itraconazole is effective in treating this type of fungal infection. Janssen currently markets different formulations of itraconazole under Sporanox and other brand names in various countries. Sporanox is approved in the United States for the treatment of various disorders, including onychomycosis. A generic form of itraconazole has also been approved in the United States. A 100 mg capsule is the maximum strength in which oral Sporanox is currently available. We are developing Hyphanox as a 200 mg tablet. We believe this 200 mg formulation may provide a more convenient form of dosing and potentially less inter-patient variability.
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
     In the first quarter of 2004, we commenced a Phase 3 pivotal clinical trial in the United States for the use of a single day, single dose treatment of two 200 mg tablets of Hyphanox in the treatment of vaginal candidiasis, commonly known as a yeast infection. The trial was designed to demonstrate that a single dose of Hyphanox is not clinically inferior to a single dose of fluconazole. In June, 2005, we announced that Hyphanox failed to reach the primary regulatory endpoint of therapeutic cure in that trial. In the study Hyphanox did achieve statistical significance for the secondary endpoint of clinical efficacy and based on this, we triggered the 90 day assessment period for Janssen Pharmaceutica to exercise their pre-negotiated option for this product. In September 2005, we announced that Janssen had notified us that it would not exercise its option and, as a result, we retain worldwide rights for all indications for this product candidate. Although we have no plans to continue to internally develop Hyphanox for the vaginal candidiasis indication, we are seeking a commercial partner to continue such development.
     Clinical Development. During 2005, we had planned to conduct two Phase 3 pivotal clinical trials designed to test a once daily dosage of two 200 mg tablets of Hyphanox for the treatment of fingernail onychomycosis. We did not initiate those studies due to the timeline delay we expected would result from the FDA’s request that we conduct an additional pharmacokinetic, or PK, study prior to finalizing the design for, and subsequently initiating, those trials.
     Regulatory Strategy. We are currently developing a protocol for a Phase 3 clinical trial to test once daily dosing of one 200 mg tablet in the treatment of toenail onychomycosis. We do not expect the FDA will require us to perform an additional PK study prior to initiating this trial since Sporanox and generic itraconazole are currently approved for once daily dosing of 200 mg, albeit in two 100 mg capsules. If the FDA does require us to perform an additional PK study prior to commencing with this trial, the development of Hyphanox for onychomycosis would be further delayed.
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
     Oral Antifungals: Azoline.
     Azoline is an oral formulation of pramiconazole, a novel antifungal agent that we are developing as an oral treatment for skin and mucosal fungal infections. Preclinical testing has shown Azoline to be more potent than itraconazole against dermatological fungal infections and less interactive than itraconazole with the metabolism of other drugs.
     Clinical Development. We have completed a one week Phase 1 clinical trial for Azoline in two different dose strengths. The results of this trial indicate that at the doses tested, Azoline has a half-life in the body of approximately 81 hours, which is nearly three times longer than that of itraconazole. As a result, we believe that Azoline may be an effective short course oral treatment for fungal infections. In this trial, Azoline was well tolerated, with no serious drug- related adverse events reported.
     In 2005, we announced positive results from Phase 2a clinical trials involving 67 patients with various fungal infections of the skin. These patients were treated with 200 mg of Azoline once daily for one, three or five days. The product candidate was studied in tinea pedis, commonly known as athlete’s foot, tinea corporis, commonly known as ring worm, tinea cruris, commonly known as jock itch, tinea versicolor and seborrheic dermatitis. In these trials, at day 28, more than three weeks after treatment, patients treated for one day demonstrated response rates of 60% and patients treated for three or five days demonstrated clinical response rates (percent reduction in overall signs and symptoms) of between 78% and 100%, depending on the skin condition treated. There were no serious treatment-related adverse effects reported.
     Regulatory Strategy. Based on this data, we submitted an IND with the FDA and the European equivalent, a Clinical Trial Application, or CTA. During 2006, we plan to conduct three Phase 2 clinical trials for Azoline in Europe. The first of these is a Phase 2b dose finding clinical trial in pityriasis versicolor. The other two are Phase 2a clinical trials in vaginal candidiasis and onychomycosis, respectively.
     Proprietary Rights. We have an exclusive license in the field of dermatology to a United States patent claiming the chemical compound pramiconazole, pharmaceutical formulations containing pramiconazole and methods of treatment with pramiconazole. The United States patent expires in 2018. We also have an exclusive license to corresponding patents and patent applications in Europe, Japan and other foreign countries. The issued patent and any additional patents issuing from the patent applications in Europe, Japan and other foreign countries will expire in 2017 through 2018.

     RAMBAs: Liarozole.
     Liarozole is our first product candidate based on a class of molecules known as retinoic acid metabolism blocking agents, or RAMBAs. We are developing Liarozole as an oral treatment for congenital ichthyosis. Congenital ichthyosis is a rare genetic disease, affecting one in 6,000 people in the United States. The disease is characterized by severe dryness and scaling of the skin, with the scaling often occurring over large areas of the body. There is no prescription drug currently approved in the United States that is indicated for the treatment of congenital ichthyosis.
     RAMBAs work by blocking the intracellular metabolism of natural retinoic acid in cells. This blocking results in an increased accumulation of the body’s own retinoic acid in the body’s cells, which we believe may provide the same therapeutic benefits as synthetic retinoid therapy but potentially with less risk of adverse side effects related to the accumulation of synthetic retinoids in the body’s tissues. We believe that one of the potential advantages of Liarozole and other RAMBAs over synthetic retinoids may be the reduction or absence of long-term risk for birth defects. Because of the risk of birth defects arising from the tissue retention of synthetic retinoids, long-term contraception is strongly recommended in women after the use of these agents. Preclinical studies conducted in rats dosed with Liarozole showed no birth defects in pups conceived one week after completion of a one week treatment with Liarozole. In contrast, after treatment is completed with acitretin, the active ingredient in Soriatane, which is marketed by Hoffmann-La Roche Inc. and Connetics, there is a risk of birth defects for several months.
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
     The FDA and the Commission for the European Community have granted Liarozole orphan drug status for the treatment of congenital ichthyosis. Because of its orphan drug status, if Liarozole is the first product candidate to receive FDA approval for congenital ichthyosis, it will be entitled to orphan drug exclusivity. This means that the FDA may not approve any other application to market the same drug for the same indication for a period of seven years in the United States and 10 years in Europe, except in limited circumstances, such as a showing of clinical superiority or improved safety to the product with orphan exclusivity. The marketing exclusivity of an orphan drug would not prevent other drugs from being approved for the same indication. The granting of orphan drug status does not mean that the FDA or European Community has, or will, grant marketing approval for the drug.
     Clinical Development. We performed a retrospective review of the side effects observed in people treated with Liarozole at doses of up to 600 mg per day. The results of this review suggest that the serious side effects seen at higher doses are less likely to be encountered at our proposed 75 mg or 150 mg per day dose for dermatological use.
     In 2005, we filed an IND with the FDA to conduct a Phase 2/3 clinical trial in the treatment of the lamellar form of congenital ichthyosis. The FDA has placed this trial on clinical hold, meaning that we may not initiate our planned Phase 2/3 clinical trial in the United States, or any other clinical studies in humans in the United States, until we address the FDA’s concerns. In January 2006, we began enrolling patients in a Phase 2/3 clinical study for the treatment of the lamellar form of congenital ichthyosis in Europe and other countries outside of the United States.
     Regulatory Strategy. We are in discussions with the FDA concerning the requirements to remove the clinical hold. The further development of Liarozole is dependent upon the outcome of those discussions.
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
     RAMBAs: Oral Rambazole.
     Rambazole is our second product candidate based on the RAMBA class of molecules. We are developing an oral formulation of Rambazole for the treatment of psoriasis and severe acne. We believe that Rambazole may address some of the limitations of existing therapies, such as toxicity, or the degree to which existing therapies are harmful at certain levels of treatment, and immune suppression, or the tendency of some existing therapies to compromise a patient’s immune system.
     Product Background. Various preclinical and clinical studies were conducted on Rambazole prior to our acquisition of rights to this product candidate. In preclinical in vitro and animal studies, oral Rambazole demonstrated potential effectiveness in the treatment of psoriasis and acne. These studies also suggested that Rambazole is more selective and more active than first generation RAMBA-based product candidates, such as Liarozole. An oral formulation of Rambazole was tested in two Phase 1 clinical trials. One of these clinical trials was a single dose escalation study, and the other was a multiple dose escalation study. In the multiple dose escalation study, increased doses of Rambazole resulted in increased manifestation of skin effects typical for retinoid therapy, including dry lips and skin.
     Clinical Development. In 2005, we announced positive results from two Phase 2a clinical trials in Europe using oral Rambazole, one in moderate to severe psoriasis, and the other in moderate to severe nodular acne. In the Phase 2a trial in psoriasis, 17 patients with moderate to severe psoriasis who were treated with 1mg of Rambazole once daily for eight consecutive weeks demonstrated a reduction in the psoriasis area severity index, commonly known as PASI score, by an average of approximately 50%. These PASI scores were measured at week 10, two weeks after stopping the treatment. There were no serious treatment-related adverse effects reported, while non-serious side effects experienced by this patient group included dryness of skin and lips.
     In the Phase 2a trial in acne, 17 patients with moderate to severe nodular acne were treated with 1 mg of oral Rambazole once daily for 12 consecutive weeks. The results of this study indicate that 16 of 17 patients experienced a reduction in total acne lesion count of more that 50% and 6 of 17 subjects were considered “cleared or almost cleared”. To be considered “cleared or almost cleared” a patient must have had more than 90% reduction in total lesion count. In the study inflammatory and non-inflammatory lesions responded equally to the treatment. There were no serious treatment related adverse effects reported, while non-serious side effects experienced by this patient group included some dryness of skin and lips.
     Regulatory Strategy. Based on these data, we have submitted an IND with the FDA and a CTA in Europe. We plan to commence a Phase 2b dose finding clinical trial in severe plaque psoriasis in Europe in the first half of 2006.
     Proprietary Rights. We have an exclusive license in the field of dermatology to a United States patent claiming the chemical compound Rambazole, pharmaceutical formulations containing Rambazole and methods of treatment with Rambazole. The United States patent expires in 2017. We also have an exclusive license to corresponding patents and patent applications in Europe, Japan and other foreign countries. The issued patent and any additional patents issuing from the patent applications in Europe, Japan and other foreign countries will expire in 2016 through 2017.
     Earlier Stage Clinical Candidates
     Topical Rambazole. We are developing a topical formulation of Rambazole for dermatological indications, including common forms of acne and psoriasis. In preclinical in vitro and animal studies, topical Rambazole demonstrated potential effectiveness in the treatment of psoriasis, acne and photo-damage. In addition, animal studies conducted with RAMBAs indicate that topical RAMBA treatment may produce the same therapeutic results as retinoic acid treatments but potentially with less irritation. However, as with any study performed on animals, this data is not necessarily indicative of the results that may be demonstrated in future clinical trials. A Phase 2a clinical trial for acne compared 13 subjects treated with a topical formulation of Rambazole to 13 subjects treated with a placebo. Subjects were treated for 12 weeks. In this trial, subjects receiving topical Rambazole showed a greater percentage reduction of acne lesions than those receiving the placebo. In addition, topical Rambazole was well tolerated, with no serious drug-related adverse events reported.
     In 2005 we announced data from a double blind, vehicle controlled biomarker study with a topical formulation of Rambazole. In this study, 15 healthy volunteers were treated for 9 days with both the drug at a 0.07% concentration or a 0.35% concentration and its vehicle. Skin biopsies were taken and analyzed for three key biological markers that are known signals for potential therapeutic effect when topical retinoids are applied. The results from the analysis of the Rambazole treated skin compared to the vehicle treated skin showed strong dose dependent activity with changes of 10 to 1000 fold for three key biological markers as compared to baseline. Virtually no changes were observed in the vehicle treated skin. The levels of biomarkers obtained with the 0.35% concentration of the topical Rambazole formulation are equivalent to those reported in the literature for currently marketed concentrations of topical retinoic acid. None of the volunteers reported signs of irritation after application of topical Rambazole or its vehicle. Based on these data, we have filed a CTA in Europe. We plan to commence a Phase 2a clinical trial in Europe to evaluate the effectiveness of topical Rambazole in mild to moderate acne in the first half of 2006.
     Hivenyl. Hivenyl is an antihistamine that we are developing as an oral treatment for allergic reactions of the skin, such as the types of reactions associated with hives, which may not cause sedation typically associated with antihistamines. Patients experience sedation when an antihistamine crosses the blood-brain barrier. In preclinical studies in animal models, Hivenyl did not cross the blood-brain barrier. In addition, the results of two dose escalation Phase 1 clinical trials of Hivenyl suggest that Hivenyl inhibits allergic reactions, has a fast onset of action and does not cause sedation. In these trials, no cardiovascular side effects or sedation was experienced at doses of five to 15 times those that elicited an antihistamine response. We are currently conducting two Phase 2a clinical trials in Europe for Hivenyl, in the treatment of chronic idiopathic urticaria and the itch associated with atopic dermatitis, respectively.
Other Product Candidates and Preclinical Development
     One of our clinical product candidates, Atopik, is currently undergoing reformulation and will require additional preclinical evaluation. In addition, we have rights to two other products, Ketanserin and Oxatomide, that are marketed by third parties in some countries outside the United States and Europe. We would need to reformulate those product candidates prior to initiating clinical trials.
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
Sales and Marketing
     We are building a sales and marketing organization with experienced, qualified employees. The dermatological medical communities in the United States and Canada are relatively small. We believe that we can best serve this discrete target physician market with a focused, specialty sales force. We believe that by developing our own sales force, we can control marketing efforts more effectively and obtain better access to the physicians that we target. In 2005, we launched a sales force in the United States and Canada to market our products directly to dermatologists and other target physicians. The United States sales force is comprised of our employees as well as those of a third party contract sales organization, Ventiv Health, Inc.
     As a result of the recent approval of Vusion, we are in the process of expanding the sales force in the United States from approximately 21 sales representatives to approximately 60. We expect that approximately one-third of our sales representatives will be Barrier employees and two-thirds will be Ventiv employees. However, over time, we may decide to increase the percentage of our sales force who are Barrier employees. We have also hired three additional regional managers, for a total of six, all of whom are our employees. In Canada, our sales force is currently comprised of four sales representatives and we may hire an additional two representatives in 2006. Ventiv also provides us with supplemental sales and marketing services such as sales information services, fleet management, training and logistics and recruiting support.
     We rely on the Specialty Pharmaceutical Services unit of Cardinal Health PTS, LLC, to perform a variety of functions related to the sale and distribution of Vusion and Solagé and any subsequently approved products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We rely on McKesson Logistics Solutions for similar functions related to the import, quality testing, sale and distribution of Solagé and VANIQA and any subsequently approved products in Canada.
     We intend to market our products globally. We have entered into third-party distribution arrangements and marketing alliances for Vusion and some of our later stage product candidates with potential collaborators and distributors for the major European countries and some less significant markets. Our primary European distributor is Grupo Ferrer International, S.A. Our agreement provides for Grupo Ferrer to be our exclusive marketer and distributor of our Vusion, Sebazole, Liarozole and Ketanserin product candidates in several countries throughout Europe, Latin America and Africa. In addition, we have distribution agreements for Vusion for the United Kingdom, Ireland, the Netherlands, Israel, and the territories administered by the Palestinian Authority. We plan to enter into similar third-party distribution arrangements and marketing alliances for our other products when and if we determine that these products have progressed to later stages of development. To date, none of our products have been launched under these distribution agreements.
     In January 2006, we began marketing Zimycan on a limited basis in Belgium and, through Pharmadeal, B.V., a third party distributor, in the Netherlands. We expect our primary European distributor, Grupo Ferrer, to begin marketing Zimycan in Portugal and Germany during 2006.
     In general, should we decide to enter into third-party distribution arrangements and marketing alliances for the marketing and sale of any of our later stage product candidates in the United States, we would first need to trigger the right of first negotiation with respect to any such product as further described under the caption “—Johnson & Johnson License Agreements.”
Johnson & Johnson License Agreements
     In May 2002, we licensed our initial portfolio of product candidates and the patents and other intellectual property and know-how, test data, marketing data and other tangible property associated with those product candidates, from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., under two similar but separate intellectual property transfer and license agreements. In September 2004, we amended these two intellectual property transfer and license agreements to provide for revised territories and exclusivity terms.
     Under these license agreements, we obtained exclusive licenses to a portfolio of patents and non-exclusive licenses to related know-how to make, use and sell our initial product candidates in the field of dermatology. For purposes of the agreements, the field of dermatology includes applications for the treatment or prevention of diseases of human skin, hair, nails and oral and genital mucosa, but excludes treatments for skin cancer. We also have access to classes of compounds claimed in the patents licensed to us under the agreements, which we can screen in our search for new product candidates in the field of dermatology. If we or an affiliate of Johnson & Johnson advance one of these compounds to Phase 1 clinical development, the developing party must give notice to the other party when the developing party has initiated a Phase 1 clinical trial for the particular compound. At that point, the other party must discontinue any activity towards the development or commercialization of that compound for any indication in any field for so long as the compound continues to be in active clinical development or commercialization by the developing party. In addition, neither Johnson & Johnson nor its affiliates may develop Liarozole, Rambazole, Azoline Hivenyl, Atopik and several specified preclinical candidates in any formulation for any indication in any field. In exchange for these licenses, we issued an aggregate of 8,333,333 shares of our series A convertible preferred stock to Johnson & Johnson Consumer Companies, Inc. and Janssen Pharmaceutica Products, L.P. All of these shares were converted into 4,166,666 shares of our common stock in connection with our initial public offering.
License Terms for Our Product Candidates
     The following is a summary of the terms of the license agreements with respect to our existing product candidates and to any products that we may develop from the classes of compounds claimed in the patents licensed to us:

     Royalties. The licenses are royalty free, except that, with respect to Hyphanox only, if we decide to use a third party to commercialize Hyphanox, we will owe a royalty based on our net sales of Hyphanox. This royalty would also apply to sales by a successor company in the event of a change of control.
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
     We triggered this right of first negotiation with respect to Sebazole, Liarozole and Ketanserin by indicating our intention to commercialize these product candidates outside the United States through third-party arrangements. Since the 90-day offer period for these product candidates in this territory has expired, if we receive marketing approvals, we have the exclusive right to commercialize Sebazole, Liarozole and Ketanserin outside the United States, either by ourselves or with a third party, in the territories in which we hold these licenses under the license agreements. In addition, because we intend to commercialize these four product candidates in the United States ourselves, the rights of first negotiation do not apply to these product candidates in the United States. If we later decide to commercialize any of these product candidates in the United States through a third party, other than a contract sales organization, we will trigger the right of first negotiation with respect to that product candidate. In addition, we triggered this right of first negotiation with respect to Vusion by indicating our intention to commercialize this product candidate through third-party arrangements in all territories in which we hold commercialization rights, including the United States. Since the 90-day offer period for Vusion has expired, we have the exclusive right to commercialize Vusion, either by ourselves or with a third party, in all such territories. We expect that we would trigger the right of first negotiation with respect to Rambazole and Azoline following our receipt of data from our currently planned Phase 2b clinical studies for those product candidates.
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
Grupo Ferrer Distribution and License Agreement
     In November 2004, we entered into a distribution and license agreement with Grupo Ferrer Internacional, S.A. The agreement provides for Grupo Ferrer to be our exclusive marketer and distributor of our Vusion, Sebazole, Liarozole and Ketanserin product candidates in several countries throughout Europe, Latin America and Africa. In addition to marketing and distributing the products, Grupo Ferrer will assist us in obtaining regulatory approvals for the products in the territories. Under the agreement, we will receive our primary revenues from the sale of finished products to Grupo Ferrer. The agreement also provided for an initial fee of €500,000, which we received in January 2005.
     The distribution and license agreement expires on a country-by-country basis and product-by-product basis after the later of 10 years from the date of the first commercial sale with respect to a product or the expiration of the last patent covering the product in the particular country. Following the expiration of the agreement with respect to a product in a particular country, Grupo Ferrer’s right to distribute and manufacture the product will become non-exclusive and royalty-free. If, following expiration, Grupo Ferrer desires to continue to utilize any of our trademarks; it could do so for a nominal royalty. To date none of our products have been launched by Grupo Ferrer under this Agreement. We expect Grupo Ferrer to launch Vusion in Portugal, under the name “Zimycan”, and in Germany during 2006.
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
     The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new NDAs with new clinical trials for previously approved drugs and supplemental NDAs, for example, for new indications, dosages, or strengths of an existing drug, if new clinical investigations are essential to the approval. This three year exclusivity covers only the new changes associated with the supplemental NDA and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. Our Vusion product has been granted three years of exclusivity under this Act.
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
Pediatric Treatment Exclusivity
     The Best Pharmaceuticals for Children Act provides an additional six months of marketing exclusivity for new or marketed drugs for specific pediatric studies conducted at the written request of the FDA. The Pediatric Research Equity Act of 2003, or PREA, authorizes the FDA to require pediatric studies for drugs to ensure the drugs’ safety and efficacy in children. PREA requires that new NDAs or supplements to NDAs contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations. Dosing and administration must be supported for each pediatric subpopulation for which the drug is safe and effective. The FDA may also require this data for approved drugs that are used in pediatric patients for the labeled indication, or where there may be therapeutic benefits over existing products. The FDA may grant deferrals for submission of data, or full or partial waivers from PREA. Unless otherwise required by regulation, PREA does not apply to any drug for an indication with orphan designation.
Manufacturing
     Our products and product candidates include both oral and topical formulations and are produced through a variety of manufacturing processes of varying degrees of difficulty. For example, Vusion, Solagé and Sebazole are produced through a fairly common manufacturing process, while Hyphanox is manufactured as a tablet using a proprietary melt extrusion process that is currently only available through our development agreement with a contract manufacturer. We have relied and will continue to rely on third-party contract manufacturers to produce sufficient quantities of our products for commercial supply and product candidates for use in our preclinical studies and clinical trials.
     The following table summarizes our manufacturing relationships for our marketed products and for our most advanced product candidate, Sebazole.

	Country Where		Country Where
Product	Product is Sold	Manufacturer/Supplier	Product is Made	Contract Expiration
Vusion	United States Europe	DSM Pharmaceuticals, Inc. Janssen Pharmaceutica, NV	United States Belgium	Dec. 31, 2009 June 30, 2008

Solagé	United States and Canada	Contract Pharmaceuticals Limited Niagra	United States	Dec. 6, 2007

VANIQA	Canada	Shire Pharmaceutical Limited	United States	June 20, 2010

Sebazole	United States	DPT Laboratories, Ltd.	United States	5 years from first commercial sale
     The active pharmaceutical ingredients of marketed products and our Sebazole and Hyphanox product candidates are generic and are currently available from a number of suppliers. However, we predominately rely on a single source of supply for those active ingredients. If any of the manufacturers of our products, product candidates or active ingredients, were to become unable or unwilling to continue to provide us with these products or ingredients, we may need to obtain an alternate supplier. The active pharmaceutical ingredient of Liarozole, Ramabazole, Azoline and Hivenyl are proprietary. We have relied and will continue to rely on third-party contract manufacturers to produce sufficient quantities these active ingredients for our product candidates for use in our preclinical studies and clinical trials.
     Our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Processes, or cGMPs. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures.
Government Regulation
     Government authorities in the United States, at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our marketed products and product candidates:
•	the research, development, and testing;

•	manufacture and distribution;

•	labeling, promotion, advertising, sampling, and marketing; and

•	import and export.
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
     The steps required before a drug may be marketed in the United States include:
•	preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

•	FDA review and approval of the NDA.
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
     Marketed products are subject to continued regulatory oversight by the Office of Medical Policy Division of Drug Marketing, Advertising and Communications, and the failure to comply with applicable regulations could result in marketing restrictions, financial penalties and other sanctions.
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
Competition
     The pharmaceutical industry and the dermatology segment in particular, are highly competitive and include a number of established, large and mid-sized pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. Our products compete, and if approved, our product candidates will compete, with a large number of products that include over-the-counter treatments, prescription drugs specifically indicated for a dermatological condition and prescription drugs that are prescribed off-label. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.
     Our Vusion product faces competition in the treatment of diaper dermatitis complicated by candidiasis, from ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams. None of these products are indicated for the treatment of diaper dermatitis complicated by candidiasis.
     Our Solagé product faces competition in the treatment of solar lentigenes from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Neutrogena and other tretinoin containing topical formulations.
     If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:
•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, Desowen from Galderma S.A., Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each.

•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen and generic manufactures, Lamisil from Novartis AG, and Penlac from Dermik Laboratories.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Hoffmann-La Roche Inc. and Connetics Corporation and over-the-counter topical moisturizers and emollients.

•	For oral Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc., methotrexate from generic manufacturers.
     We also believe that many of the competitive products for our later stage product candidates may similarly compete with our earlier stage product candidates because of the indications for these product candidates.

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
Employees
     As of December 31, 2005, we had 89 full time employees. Of our full time employees, 32 were engaged in sales and marketing, 36 were engaged in research and development and 21 were engaged in general and administrative. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.
Trademarks
     Solagé® is a registered trademark of Barrier Therapeutics, Inc. Zimycan® is a registered European Community Trademark of Barrier Therapeutics, Inc. We are seeking United States trademark registrations for our trademarks Barrier Therapeutics™ , Vusion™ , Sebazole™ , Hyphanox™ , Rambazole™ and Hivenyl™ . Liarozole, Azoline and Atopik are temporary designations. We are developing commercial names for our Liarozole, Azoline and Atopik product candidates. Shire International Licensing, B.V., owns the Canadian registration of the VANIQA® trademark. All other trademarks or service marks appearing in this Report are the property of their respective companies.
Available Information
     We maintain a website at www.barriertherapeutics.com. General information about us, including our Corporate Governance Guidelines and the charters for the committees of our Board of Directors, can be found on this website. Our Board of Directors has adopted a Code of Conduct, which applies to all employees, officers and directors. This Code of Conduct can also be found on our website. We make available free of charge through the Investor Relations section of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this Annual Report on Form 10-K only as an inactive textural reference and do not intend it to be an active link to our website. The material on our website is not part of our Annual Report on Form 10-K. You may also obtain a free copy of these reports and amendments, as well as our Corporate Governance Guidelines, committee charters and Code of Conduct, by contacting our General Counsel at Barrier Therapeutics, Inc., 600 College Road East, Suite 3200, Princeton, NJ 08540.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Financial Results and Need for Additional Financing
We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
     Since our inception in September 2001, we have incurred significant operating losses and, as of December 31, 2005, we had an accumulated deficit of $151.4 million. We currently market Vusion and Solagé in the United States and Solagé and VANIQA in Canada. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:
•	conduct additional clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our products and product candidates, if approved;

•	hire additional clinical, scientific, sales and marketing and management personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, marketed products or businesses.
     We need to generate significant revenue to achieve profitability. We may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the foreseeable future.
We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
     As of December 31, 2005, we had cash, cash equivalents and marketable securities of $78.1 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements for at least the next twelve months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
•	the success of our commercialization of our marketed products;

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs;

•	the success of our development of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs;

•	our ability to establish and maintain collaborative and other strategic arrangements; and

•	potential acquisition or in-licensing of other technologies, products or businesses.
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
Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.
     Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain. We have only recently launched our Vusion product and we have only owned Solagé since the first quarter of 2005. We cannot predict with certainty the timing of level of sales on these products in the future. If our quarterly sales or operating results fall below expectations of investors or securities analysts, the price of our common stock could decline substantially.
Risks Related to Development of Product Candidates
We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans.
     We intend to market our products in the United States and in various other countries. As a result, we will need to obtain separate regulatory approvals in most jurisdictions. Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. For example, even if our ongoing European Phase 2/3 clinical trial for Liarozole in congenital ichtyosis is successful, the FDA may require additional clinical trials or other testing prior to accepting for filing, or approving, any application we may submit in the United States for this product candidate.
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
     With respect to some of our product candidates, we expect to rely on the results of clinical trials that were performed by or on behalf of Janssen Pharmaceutica Products, L.P. and its affiliates prior to our acquisition of these product candidates. It is possible that these trial results may not be predictive of the results of the clinical trials that we conduct for our product candidates. In addition, the results of these prior clinical trials may not be acceptable to the FDA or similar foreign regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval. For example, although our product candidates Ketanserin and Oxatomide are marketed by other companies in some countries outside the United States and Europe, the data used to support the current regulatory approvals for these products do not meet current regulatory guidelines in the United States and Europe. As a result, we would need to repeat most of the clinical work already completed prior to filing for marketing approval in the United States and Europe for these product candidates.
     If we do not receive regulatory approval to sell our product candidates or cannot successfully commercialize our product candidates, we would not be able to grow revenues in future periods, which would result in significant harm to our financial position and adversely impact our stock price.
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
     For example, our planned pivotal clinical trials for Hyphanox for the treatment of fingernail onychomycosis were delayed due to the FDA’s request that we conduct an additional pharmacokinetic, or PK, study prior to finalizing the design for, and subsequently initiating, those trials. We are currently developing a protocol for a Phase 3 clinical trial to test Hyphanox in the treatment of toenail onychomycosis. If the FDA require us to perform an additional PK study prior to commencing with this trial, or if the trial is otherwise further delayed we may not be able to commercialize this product candidate on a timely basis.
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
     In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example in May 2005, the FDA issued a not approvable letter for Vusion. Although the FDA ultimately approved our Vusion product in February 2006, the FDA’s initial interpretation of our data and resulting not-approvable letter resulted in delay of approximately nine months.
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
     For example, the submission of our NDA for Sebazole was delayed until September of 2005 due the time it took us to respond to requests from the FDA for us to obtain six-month data from our long-term safety study. The FDA is now reviewing our NDA submission to determine if the product can be approved. It is possible that the FDA could request additional information prior to issuing an action letter which would result in delays in the approval process. In addition, consistent with applicable regulatory guidelines, we included six-month safety data from our long term safety study in our NDA submission and provided the one year safety data at the four month safety update submitted to the FDA in January 2006. If the FDA determines that the one year data is a substantial addition to the NDA during its review, the FDA could extend its review time.
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
     Any failure to receive the regulatory approvals necessary to commercialize our product candidates would severely harm our business. The process of obtaining these approvals and the subsequent compliance with appropriate domestic and foreign statutes and regulations require spending substantial time and financial resources. If we fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any product candidate we develop, our ability to receive product or royalty revenues, and our liquidity and capital resources.
If we fail to comply with regulatory requirements, regulatory agencies may take action against us, which could significantly harm our business.
     Our marketed products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and other regulatory bodies. With respect to our product candidates being developed, even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.
     In addition, regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We will be subject to ongoing FDA requirements, including required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations, requirements regarding the distribution of samples to physicians and recordkeeping requirements. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of products. We are also subject to state laws and registration requirements covering the distribution of our products. Regulatory agencies may change existing requirements or adopt new requirements or policies. We may be slow to adapt or may not be able to adapt to these changes or new requirements. Because many of our products contain ingredients that also are marketed in over-the-counter drug products, there is a risk that the FDA or an outside third party at some point would propose that our products be distributed over-the-counter rather than by prescription potentially affecting third-party and government reimbursement for our products.
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
Some of our product candidates are based on new technologies that have not been extensively tested in humans, which may affect our ability or the time we require to obtain necessary regulatory approvals.
     Some of our product candidates are based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer and more expensive regulatory process in connection with obtaining regulatory approvals of these types of product candidates.
     This risk is particularly applicable to our Liarozole and Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents, or RAMBAS. Both of these product candidates are currently on clinical hold in the United States. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retiniods. Although Liarozole and Rambazole are not synthetic retinoids, as RAMBAS, they block the intracellular metabolism of natural retinoic acid in cells, resulting in an increased accumulation of the body’s own retinoic acid. Since this accumulation is designed to provide the same therapeutic benefits of synthetic retinoid therapy, it is possible that the FDA may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development.
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
     For example, our Vusion product candidate, which we intend to market under the name “Zimycan” in Europe, has received marketing approval from the Belgian Health Authorities and has been the subject of a mutual recognition procedure for approval in 14 other countries in Europe. Although, the product has received marketing approval from 8 of those countries, we still must obtain pricing approval prior to launching in those countries. In addition, we are considering amendments to those regulatory filings which, if required, may delay launch in those counties. In the remaining 6 countries, which consist of the larger market countries such as the United Kingdom and Spain, we must re-file our applications for approval in order to satisfy the requirements of those countries for additional clinical data. Although we believe we have the additional data, this request and the need to re-file, has delayed the launch of Vusion in these 6 countries. Also, we may not be able to obtain regulatory approval for our Sebazole product candidate in Europe if the European regulatory authorities require data that could only be obtained by conducting an additional clinical trial, which we currently do not plan to do.
Risks Related to Commercialization
If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
     The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. We only recently began actively marketing Solagé in July 2005 and Vusion in February 2006. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Solagé, Vusion or any of our future products may require significant resources and may never be successful.

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
     We currently have only limited internal sales, distribution and marketing capabilities. In order to commercialize our products, we must continue to develop and expand our sales, marketing and distribution capabilities.
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
If we fail to comply with the laws governing the marketing and sale of our products regulatory agencies may take action against us, which could significantly harm our business.
          As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we need to comply with now that we are engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs that are covered under Medicaid, such as Vusion, and Medicare, must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The OIG is also responsible for enforcing the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency.
          Since, as part of our commercialization efforts, we provide physicians with samples of both Vusion and Solagé, we must comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.
          In addition, we must comply with the body of laws comprised of the Medicaid Rebate Program, the Veterans’ Health Care Act of 1992 and the Deficit Reduction Act of 2005. This body of law governs product pricing for government reimbursement and sets forth detailed formulas for how we must calculate the pricing of our products so as to ensure that the federally funded programs will get the best price.
          Moreover, many states have enacted laws dealing with fraud and abuse, false claims, the distribution of prescription drug samples and the calculation of best price. These laws typically mirror the federal laws but in some cases, the state laws are more stringent than the federal laws and often differ from state to state, making compliance more difficult. We expect more states to enact similar laws, thus increasing the number and complexity of laws with which we would need to comply.
          Compliance with this body of laws is complicated, time consuming and expensive. We are a relatively small company that only recently began selling pharmaceutical products. As such, we have very limited experience in developing and managing, and training our employees regarding, a comprehensive healthcare compliance program. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Failure to comply with all potentially applicable laws and regulations could lead to penalties such as the imposition of significant fines, debarment from participating in drug development and marketing and the exclusion from government-funded healthcare programs. The imposition of one or more of these penalties could adversely affect our revenues and our ability to conduct our business as planned.
We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, and transportation of our products.
     We rely on the Specialty Pharmaceutical Services unit of Cardinal Health PTS, LLC, to perform a variety of functions related to the sale and distribution of Vusion and Solagé and any subsequently approved products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We rely on McKesson Logistics Solutions for similar functions related to the import, quality testing, sale and distribution of Solagé, VANIQA and any subsequently approved products in Canada. If these third party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties, our ability to deliver products to meet commercial demand would be significantly impaired.
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
We may acquire additional products, product candidates and businesses in the future and any difficulties from integrating such acquisitions could damage our ability to attain profitability.
     We have acquired our entire current product pipeline by licensing intellectual property from third parties, and we may acquire additional products or product candidates that complement or augment our existing product development pipeline. However, because we acquired substantially all of our existing product candidates in the same transaction, we have limited experience integrating products or product candidates into our existing operations. Integrating any newly acquired product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired product or product candidate successfully. For example, in February 2005, we acquired the United States and Canadian rights to Solagé. Solagé is our first marketed product. As a result, we may have difficulty integrating it with our existing product candidates as we expand our resources dedicated to marketing. In addition, we have no experience with a commercial product and cannot assure you that our marketing efforts will be successful. Moreover, we may need to raise additional funds through public or private debt or equity financing to make these acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.
     We plan to consider, as appropriate, acquisitions of businesses which may subject us to a number of risks that may affect our stock price, operating results and financial condition. If we were to acquire a business in the future, we would need to consolidate and integrate its operations with our business. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources, and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from acquisitions we may consummate in the future, our business, results of operations and financial condition could be adversely affected.
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

     We do not have any manufacturing experience or facilities. We rely on third-party contract manufacturers to produce the products that we commercialize and use in our clinical trials. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:
•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical development schedules or adequately manufacture our products in commercial quantities when required.

•	Changing manufacturers may be difficult because the number of potential manufacturers for some of our product candidates may be limited and, in one case, there is only a single source of supply. Specifically, the intermediate for our product candidate Hyphanox is manufactured using a process that is proprietary to our contract manufacturer. We do not have a license to the technology used by our contract manufacturer to make the intermediate needed for the Hyphanox tablets. If this manufacturer cannot provide adequate supplies of the intermediate for Hyphanox, we cannot sublicense this technology to a third party to act as our supplier. As a result, it may be difficult or impossible for us to find a qualified replacement manufacturer quickly or on terms acceptable to us, the FDA and corresponding foreign regulatory agencies, or at all.

•	Each or our marketed products and, with the exception of Hyphanox, each of our later stage product candidates, could be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

•	Our contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Our contract manufacturers may breach our manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.
     We may compete with other drug developers for access to manufacturing facilities for our products and product candidates. If we are not able to obtain adequate supplies of our products we may not be able to distribute our products as planned which could adversely affect our revenues. If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates. Dependence upon third parties for the manufacture of our product candidates may reduce our profit margins, if any, and may limit our ability to develop and deliver products on a timely and competitive basis.
We rely on a single source supplier for the manufacture of our marketed products and the active ingredients contained in those products and the loss of these suppliers could disrupt our business.
     Although each of our marketed products and the active ingredients in those products can be produced by multiple manufacturers, we predominately rely on a single source of supply for those products and active ingredients. If any of these manufacturers, or any manufacturer of any other ingredient or component contained in our marketed products or their packaging, were to become unable or unwilling to continue to provide us with these products or ingredients, we may need to obtain an alternate supplier. The process of changing or adding a manufacturer includes qualification activities and may require approval from the FDA and corresponding foreign regulatory agencies, and can be time consuming and expensive. If we are not able to manage this process efficiently or if an unforeseen event occurs, we could face supply disruptions that would result in significant costs and delays, undermine goodwill established with physicians and patients, damage the commercial prospects for our products and adversely affect our operating results.
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
Risks Related to Intellectual Property
There are limitations on our patent rights relating to our products and product candidates that may affect our ability to exclude third parties from competing against us.
     The patent rights that we own or have licensed relating to our products and product candidates are limited in ways that may affect our ability to exclude third parties from competing against us. In particular:
•	We do not hold composition of matter patents covering the active pharmaceutical ingredients of Vusion, Solagé, or our Sebazole and Hyphonox product candidates. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients for Solagé, Vusion, Sebazole and Hyphanox are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold. The United States patent covering the active ingredient in Liarozole expires in 2006.

•	We do not hold composition of matter patents covering the formulations of some of our later stage product candidates. Composition of matter patents on formulations can provide protection for pharmaceutical products to the extent that the specifically covered formulations are important. For our product candidates for which we do not hold composition of matter patents covering the formulation, competitors who obtain the requisite regulatory approval can offer products with the same formulations as our products so long as the competitors do not infringe any active pharmaceutical ingredient or method of use patents that we may hold. The United States patent covering the formulation of miconazole nitrate and zinc oxide in Vusion expires in 2007. The United States patent covering the composition of Solagé expires in 2013.

•	For some of our product candidates, the principal patent protection that covers, or that we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

•	Our patent licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. are limited to the field of dermatology. As a result, with some exceptions, Johnson & Johnson, its affiliates or its licensees could manufacture and market products similar to our products outside of this field. This also could result in off-label use of these competitive products for dermatological indications.

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
     Even if we have our own patents which protect our products and our product candidates they may nonetheless infringe the patents or violate the proprietary rights of third parties. In these cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to develop and commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property.
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
     Furthermore, as a result of a patent infringement suit brought against us, or our collaborators, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to be stopped or be delayed. Ultimately, we may be unable to commercialize some of our product candidates or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
Risks Related to Employees and Growth
If we are not able to retain our current senior management team or attract and retain qualified scientific, technical and business personnel, our business will suffer.
     We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Geert Cauwenbergh, our Chief Research and Development Officer, Charles Nomides and our Chief Operating Officer, Alfred Altomari, for our business success. Dr. Cauwenbergh and Mr. Nomides have a long history and association with our current product candidates and intellectual property. Our employment agreements with these and our other executive officers are terminable on short notice or no notice. The loss of any one of these individuals would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. We do not carry key man life insurance on the lives of any of our personnel.
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

Risk Related to Our Industry
If third-party payors do not reimburse customers for any of our products candidates, they might not be used or purchased, and our revenues and profits will not develop or grow.
     Our revenues and profits depend heavily upon the availability of reimbursement for the use of our products from third-party health care and government payors, both in the United States and in foreign markets. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
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
New federal legislation will increase the pressure to reduce the price of pharmaceutical products paid for by Medicare, which will adversely affect our revenues.
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
Foreign governments tend to impose strict price controls, which may adversely affect our revenues.
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
     The use of our product candidates in clinical trials and the sale of products may expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, be required to limit the commercialization of our product candidates and face adverse publicity. We have product liability insurance coverage with a $15 million annual aggregate coverage limit, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash.
If our competitors develop and market products faster than we do or if the products of our competitors are considered more desirable than ours, revenues for any of our products and product candidates that are approved for marketing will not develop or grow.
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
     Our Vusion product faces competition in the treatment of diaper dermatitis complicated by candidiasis, from ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams.
     Our Solagé product faces competition in the treatment of solar lentigenes from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Neutrogena and other tretinoin containing topical formulations.
     If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:

•	For Sebazole, in the treatment of seborrheic dermatitis, Nizoral from Janssen, ketoconazole creams from generic manufacturers, Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each.

•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and Penlac from Dermik Laboratories.

•	For Liarozole, in the treatment of congenital ichthyosis, Soriatane from Hoffmann-La Roche Inc. and Connetics and over-the-counter topical moisturizers and emollients.

•	For oral Rambazole, in the treatment of acne, Accutane from Hoffman-La Roche and generic manufacturers. For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc. and methotrexate from generic manufacturers.
     We also believe that many of the competitive products for other product candidates will similarly compete with our earlier stage product candidates because of the indications for which we are developing these product candidates.
Risks Related to Our Common Stock
Our stock price is volatile, and the market price of our common stock may drop below the price you pay.
     Market prices for securities of biopharmaceutical and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	results of our clinical trials or those of our competitors;

•	the regulatory status of our product candidates;

•	failure of any of our product to achieve commercial success;

•	developments concerning our competitors and their products;

•	success of competitive products and technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture any products to commercial standards;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of health care payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.
     If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. For example, in October 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional purported class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
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

ITEM 3. LEGAL PROCEEDINGS
          In October 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. In an Order entered on December 19, 2005, the Court consolidated these cases. By Order dated March 2, 2006, the Court appointed lead plaintiffs and approved co-lead counsel. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933. Based on a preliminary review and analysis of the complaints, the Company believes that each of the lawsuits is without merit and intends to defend each of these lawsuits vigorously. The Company is not presently able to estimate the potential losses, if any, related to these lawsuits.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2005.
OUR EXECUTIVE OFFICERS
     The following table identifies our current executive officers:

Name	Age	Position
Geert Cauwenbergh, Ph.D	52	Chairman of the Board, Chief Executive Officer and Director
Alfred Altomari	47	Chief Operating Officer
Albert C. Bristow	36	General Counsel and Secretary
Charles T. Nomides	49	Chief Research and Development Officer
Anne M. VanLent	57	Executive Vice President, Chief Financial Officer and Treasurer
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
          Alfred Altomari was appointed Chief Operating Officer in February 2006. From August 2003 until February 2006, Mr. Altomari served as our Chief Commercial Officer. Prior to joining us, Mr. Altomari was at affiliates of Johnson & Johnson from 1982 to 2003 where he most recently served as General Manager of the Ortho Neutrogena prescription drug development group. Mr. Altomari also serves as a director of Auxilium Pharmaceuticals, Inc. and Agile Therapeutics, Inc. Mr. Altomari received a bachelor’s degree in Science with a dual major in finance and accounting from Drexel University and received his M.B.A. from Rider University.
          Albert C. Bristow has been our General Counsel since October 2003. Mr. Bristow was an attorney with Morgan, Lewis & Bockius LLP, Princeton, New Jersey, from January 2000 until joining us, and an attorney with Archer & Greiner, P.C., Haddonfield, New Jersey, from September 1995 until January 2000. Mr. Bristow received a bachelor’s degree in the Arts from Lafayette College and a J.D. from the University of Pennsylvania.
          Charles T. Nomides was appointed Chief Research and Development Officer in February 2006. From July 2002 until February 2006, Mr. Nomides served as our Chief Operating Officer. Prior to joining us, Mr. Nomides was at Johnson & Johnson Consumer Products Worldwide from 1997 to 2002 where he most recently served as Director of Research and Development in charge of the Ortho Neutrogena prescription drug development group. Mr. Nomides received a bachelor’s degree in Biology from Clarion State University and received graduate training from Temple University and The Milton S. Hershey Medical Center.

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

	High	Low
2005
First Quarter	$22.40	$13.45
Second Quarter	$19.22	$7.85
Third Quarter	$10.12	$7.50
Fourth Quarter	$8.70	$6.66
2004
Second Quarter (commencing April 29, 2004)	$15.75	$10.86
Third Quarter	$15.00	$8.50
Fourth Quarter	$18.11	$11.70
          As of March 10, 2006, there were 29 holders of record of our Common Stock. On March 10, 2006, the last reported sale price of our common stock as reported on the NASDAQ National Market was $9.26 per share.
          We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
     The selected consolidated financial data presented below for, and as of the end of, each of our last four fiscal years has been derived from and is qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and for the period beginning on our inception and ending on December 31, 2001, have been audited by Ernst & Young LLP, independent registered public accounting firm.
     This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of Part II of this annual report on Form 10-K.
     We have not paid any cash dividends on our shares of Common Stock during the periods presented.

					Period From
					September 17,
					2001
					(inception) to
	Year Ended December 31,				December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Net product revenue	$792	$—	$—	$—	$—
Other revenue	1,748	897	367	—	—

Total revenues	2,540	897	367	—	—

Operating expenses:
Cost of product revenues	544	—	—	—	—
Research and development	30,369	30,904	17,485	3,542	—
Selling, general and administrative	20,280	11,475	3,730	1,532	20
In-process research and development	—	—	—	25,000	—

Total operating expenses	51,193	42,379	21,215	30,074	20

Loss from operations	(48,653)	(41,482)	(20,848)	(30,074)	(20)
Interest income	2,929	1,408	419	275	—
Interest expense	(53)	(36)	(3)	(5)	(1)

Loss before income tax benefit	(45,777)	(40,110)	(20,432)	(29,804)	(21)
Income tax benefit	536	367	217	—	—

Net loss	(45,241)	(39,743)	(20,215)	(29,804)	(21)
Preferred stock accretion	—	(4,592)	(8,432)	(3,392)	—

Net loss attributable to common stockholders	$(45,241)	$(44,335)	$(28,647)	$(33,196)	$(21)

Basic and diluted net loss per share	$(1.91)	$(3.02)	$(83.95)	$(240.75)	—

Weighted average shares used in computing basic and diluted net loss per share	23,656,306	14,677,710	341,256	137,889	—

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$78,120	$89,081	$53,776	$18,144	$89
Working capital	72,785	82,846	51,682	17,475	62
Total assets	84,961	92,784	56,971	19,296	107
Long-term notes payable	405	443	193	—	—
Accumulated deficit	(151,441)	(106,200)	(61,865)	(33,217)	(21)
Total stockholders’ equity (deficit)	76,266	83,570	(61,534)	(33,198)	(20)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Item 1A of Part I of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
     We are a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. Our strategy is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders.
     We currently market two pharmaceutical products in the United States, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We also market our Solagé product in Canada, along with VANIQA (elflornithine HCI) Cream 13.9%, for which we are the exclusive distributor in Canada. In the United States, we promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. In 2006, we plan on increasing our sales and marketing expenses significantly, including expenses related to a planned increase from 21 to 60 U.S. sales representatives and the launch of Vusion. We have one New Drug Application under review by the FDA for our Sebazole product candidate. We have six other product candidates in Phases 2 and 3 clinical development for the treatment of a range of dermatological conditions, including acne, psoriasis, congenital ichthyosis, onychomycosis and fungal infections. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. We are currently conducting a screening program to search for new product candidates in the field of dermatology.
     In 2005, we recognized product revenues of $792,000 for our sales of Solagé in the United States and Canada and sales of VANIQA in Canada. We expect product revenues to increase in 2006, primarily due to the launch of Vusion early in the second quarter and anticipated growth in sales of Solagé and VANIQA. In 2005, we transitioned from a company primarily focused on research and development to a company also with a significant commercial focus. As a result, we no longer consider ourselves a development stage enterprise.
     We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offering in the first quarter of 2005.
     We were incorporated in September 2001 and commenced active operations in May 2002. Since our inception we have generated significant losses. As of December 31, 2005, we had an accumulated deficit of $151.4 million. We plan to continue to invest in research and clinical development studies to develop our product candidates and screen for new product candidates. We also plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect to continue to spend significant amounts on the commercial development of our products, including the sales and marketing of Vusion and Solagé. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.
     Research and clinical development expenses represent:
•	cost incurred for the conduct of our clinical trials,

•	cost incurred in screening and pre-clinical testing of our product candidates,

•	manufacturing development costs related to our clinical product candidates,

•	personnel and related costs related to our research and product development activities, and

•	outside professional fees related to clinical development and regulatory matters.

     We outsource the conduct of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense these research and development costs as they are incurred. We expect that our research and development expenses will be somewhat lower in 2006 compared to 2005.
     Selling, general and administrative expenses consist primarily of salaries and other related personnel, marketing and promotion, general corporate activities, professional fees and facilities. We expect these costs to increase in 2006, as we continue to expand our sales organization and launch Vusion. In addition, if we were to acquire or in-license other products, or obtain regulatory approval for our product candidate Sebazole, we would then incur sales and marketing costs related to such products.
     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:
•	the timing and extent of recognition of product and other revenue;

•	the timing of any contract, license fee or royalty payments that we may receive or be required to make;

•	the timing and outcome of our applications for regulatory approvals;

•	the timing and extent of marketing and selling expenses;

•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing and extent of employee stock grants and stock option grants.
Recent Developments
     On February 16, 2006, the FDA issued an approval letter for Vusion for the treatment of diaper dermatitis complicated by candidiasis in infants. Our existing sales force has begun to actively promote the product to pediatricians and other targeted physicians. We have also begun implementing our plan to expand to 60 sales territories and expect to begin shipping product to the trade in the second quarter of 2006.
Results of Operations
Years ended December 31, 2005, 2004 and 2003
     Net Revenue. Net Revenues are summarized below:

	Year ended
	December 31,
(in thousands)	2005	2004	2003

Net product revenue
US	$684	$—	$—
International	108	—	—

Total net product revenue	$792	$—	$—
Grant revenue	1,059	797	367
Contract revenue	689	100	—

Total net revenue	$2,540	$897	$367

     Total net revenue for 2005 increased $1.6 million over 2004, mostly related to the initial product revenue from sales of Solagé and increased grant revenue from the Belgium government. Total revenue for 2004 increased $530,000 over 2003, mostly related to an increase in grant revenue from the Belgium government and revenue from contract milestones recognized in 2004.
     Net Product Revenues. In 2005, we recognized product revenues of $792,000 for our sales of Solagé in the United States and Canada and sales of VANIQA in Canada. We expect product revenues for these two products will increase and we expect a substantial increase in total product revenues due to the launch of Vusion. Prior to 2005, we had no product revenue.
     Other Revenues. In 2005, we recorded grant revenue from a Belgian governmental agency promoting technology in the Flemish region of Belgium through a research grant of $1.1 million compared to $797,000 for the previous year. We recognized grant revenue of $367,000 for the year ended December 31, 2003. In addition, during 2005, we recognized revenue related to commercial contracts of $689,000 an increase from the $100,000 we recognized during 2004. The Belgium grant under which we receive revenue over the past three years has been completed. Additional future grants have been applied for, however, to date we have no new agreements in place.
     Cost of Product Revenues. Cost of product revenue totaled $544,000 for the year ended December 31, 2005. This amount includes finished product costs, distribution expense related to product sales, including one-time start-up distribution expenses, and amortization of Solagé product rights. We did not report cost of product revenues during 2004 or 2003 because we did not have product sales. In the first quarter of 2005, we acquired the United States and Canadian rights to Solagé, and are amortizing the remaining intangible asset over the expected life. Amortization expense related to the product rights for the acquisition of Solagé was $320,000 for 2005. We expect that our gross margin will fluctuate as we increase our product sales of Solagé and VANIQA and begin to sell Vusion and other products, if and when they are approved.
     Research and Development Expenses.
     Total research and development expenses for 2005 compared to 2004 decreased by $535,000. Expenses related to our late stage candidates decreased $4.7 million from 2005 to 2004 as Phase 3 trials concluded for Sebazole in 2004 and Hyphanox during 2005. Research and development expenses increased $13.4 million from 2003 to 2004 primarily due to increases related to Hyphanox studies, other clinical stage products and internal costs.
     Below is a summary of our research and development expenses:

	Year ended
	December 31
		% of		% of		% of
(in thousands)	2005	Total	2004	Total	2003	Total

Sebazole	$3,888	13%	$5,750	18%	$5,016	29%
Hyphanox	4,992	16%	8,391	27%	4,864	28%
Vusion	2,268	7%	1,778	6%	1,774	10%
Liarozole	1,275	4%	1,249	4%	334	2%
Other clinical stage products	6,826	23%	3,589	12%	671	4%
Research and preclinical stage products costs	1,388	5%	1,896	6%	713	4%
Internal costs	9,732	32%	8,251	27%	4,113	23%

Total research and development expenses	$30,369	100%	$30,904	100%	$17,485	100%

     In the preceding table, research and development expenses are set forth in the following seven categories:
• Sebazole— Sebazole expenses for 2005 related primarily to the completion of our long-term safety study which commenced in the third quarter of 2004, as well as regulatory and manufacturing costs related to the development of this product. During 2004, our research and development costs related to Sebazole were up 734,000, or 15%, over 2003. We conducted two Phase 3 clinical trials in the United States and Europe in 2003, compared with a confirmatory Phase 3 clinical trial for Sebazole and a long-term safety study in 2004.
• Hyphanox— Our costs for Hyphanox for 2005 are related to the completion of a Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis, supportive pharmacokinetics studies, and set-up costs for a Phase 3 clinical trial for the treatment of onychomycosis. The 2005 costs are $3.4 million, or 40%, lower than 2004, because the Phase 3 trial ran for only six months of 2005 compared to twelve months of 2004. Manufacturing development costs in 2005 were also lower for Hyphanox compared with 2004. Our costs for 2003 for Hyphanox were primarily for the purchase of raw materials and related manufacturing, as well as the costs of conducting pilot bioequivalence studies.
• Vusion— Our costs related to Vusion for 2005 increased $490,000 compared to 2004 primarily due to increased costs for manufacturing development and regulatory costs. In 2005, we incurred costs related to validation batches as well as a contract minimum payment made to our contract manufacturer. Costs for the year ended December 31, 2004 increased slightly due to the cost of our Phase 3 pivotal clinical trial, which began enrolling patients in the first half of 2003 and was completed during the third quarter of 2004, and the costs incurred in connection with the preparation of regulatory filings and filing fees in the United States and Europe.
• Liarozole— Our costs for Liarozole in 2005 were marginally higher than our costs in 2004. Our costs in 2005 are related to the set-up costs for our Phase 2/3 trial for the treatment of lamellar ichthyosis as well as costs for clinical supplies and manufacturing of the active ingredient. Our costs for Liarozole in 2004 related to the cost of the review of clinical data and the manufacturing of both active ingredient and clinical supplies. The 2003 Liarazole costs related primarily to the manufacturing of drug substance for clinical supplies.
• Other clinical stage product candidates— Other clinical stage product costs for 2005 increased $3.2 million compared to 2004 primarily due to higher direct program costs on Rambazole and Azoline. Increased spending on these product candidates was also the primary driver for the cost increase of $2.9 million from 2003 to 2004. Spending on Rambazole for 2005 was related to manufacturing development, pre-clinical studies, and preparation and set-up of our Phase 2b study. Spending on Azoline during 2005 was related to manufacturing development, pre-clinical studies, and preparation and set-up of our Phase 2b study.
• Research and preclinical stage product costs—direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.
• Internal costs— Internal costs for 2005 increased $1.5 million compared to 2004. Personnel and related costs totaled $6.7 million for 2005, an increase of $536,000 over the corresponding period in 2004. This increase is primarily due to an increase in personnel, partially offset by a decrease in amortization of deferred compensation of $415,000. Other costs, which include consultants, overhead and other expenses, totaled $3.0 million, an increase of $946,000 compared to the corresponding period in 2004. Internal costs for 2004 increased $4.1 million compared to 2003. Personnel and related costs totaled $6.2 million for 2004, an increase of $3.1 million over the corresponding period in 2003. This increase is primarily due to an increase in headcount and includes amortization of deferred compensation of $730,000, which was $82,000 for 2003. Other costs, which include consultants, overhead and other expenses, totaled $2.1 million, an increase of $1.0 million compared to the corresponding period in 2003.
     We anticipate that research and development expenses will remain at current levels in the near term and could increase as we further advance our late stage product candidates through clinical development. In addition, we will begin to incur additional expenses for our mid-stage pipeline as we move toward larger and more expensive Phase 2 and Phase 3 trials and devote additional resources to our earlier stage research and preclinical projects. We also expect our personnel and related expenses for research and development to increase.
     Selling general and administrative expense. Selling, general and administrative expense for 2005 totaled $20.3 million, an increase of $8.8 million over 2004. This increase was largely the result of our establishment of commercial operations in 2005. Sales force costs for 2005 represented $2.7 million of this increase resulting from the creation of our 21 territory sales team in the United States and four person sales team in Canada. Marketing expenses increased $2.2 million, primarily related to the preparation for the launch of Vusion and launch and promotion of Solagé. We also increased spending on our commercial infrastructure by $2.6 million over 2004. This increase includes commercial management, supply chain expenses and support staff. Corporate administrative expenses also increased $1.3 million from 2004 and included higher personnel, consulting, overhead and other expenses to support our growing public company.
     Selling, general and administrative expense for 2004 totaled $11.5 million, up $7.7 million over 2003. Marketing and commercial infrastructure expenses increased $4.3 million. This increase was primarily attributable to the build-up of our commercial infrastructure and the pre-launch marketing and market research expenses for Vusion. We recorded no sales and marketing expenses in 2003. Corporate administrative expenses totaled $7.2 million for 2004, an increase of $3.4 million over the corresponding period in 2003. This increase is primarily due to an increase in headcount and includes amortization of deferred compensation of $975,000 in 2004, which was $116,000 for 2003.
     We expect sales force and marketing costs will continue to increase as we grow the sales force and support the launch of Vusion and potentially Sebazole, if approved. If we were to acquire additional products or in-license products these costs would also increase. We expect corporate administrative costs to continue to increase as required to support the growth of the Company.
     Interest income, net of interest expense. Interest income, net of expense, totaled $2.9 million for 2005, an increase of $1.5 million as compared to the corresponding period in 2004. This increase was primarily due to our higher balances of cash, cash equivalents and marketable securities from our initial public offering and follow-on offering in 2005 compared to the 2004 period and higher average interest rates.
     Interest income, net of expense totaled $1.4 million for 2004, an increase of $956,000 as compared to the corresponding period in 2003. These increases were primarily due to our higher balances of cash, cash equivalents and marketable securities obtained from our initial public offering in April 2004.
     Income taxes. The income tax benefit of $536,000 in 2005 was up $169,000 from 2004. Income tax benefit in 2004 was $367,000, up $150,000 over 2003. Income tax benefits in all three years represent the net proceeds from the sale of a portion of unused prior years’ New Jersey State net operating loss carry-forwards.
Liquidity and Capital Resources
Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of our convertible preferred stock, the proceeds from our initial public offering of common stock and our follow-on public offering of common stock. We raised net proceeds of approximately $36.0 million from our follow-on public offering in February 2005, $67.9 million from our initial public offering in May 2004, and we have issued preferred stock, including notes converted into preferred stock, for aggregate net cash proceeds of approximately $77.3 million. All of the preferred stock that we issued converted to common stock in connection with our initial public offering.
     In September 2003, the Company entered into an equipment and furniture financing arrangement with a third party for up to $750,000, which was increased to $1,500,000 in 2004, with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time it receives funding, the Company will enter into a promissory note with a term of 3 years, secured by the related equipment and furniture.
     At December 31, 2005, we had cash, cash equivalents and marketable securities totaling $78.1 million and net working capital of $72.8 million.
Cash Flows. At December 31, 2005, we had $16.9 million in cash and cash equivalents, as compared to $11.9 million at December 31, 2004. Our major uses of cash in 2005 include $44.2 million of cash used in operations, mostly related to research and development spending and the start-up of commercial operations. Cash used in operations for the years ended December 31, 2004 and 2003 was $32.2 million and $18.8 million, respectively. The increase was attributable to the increased operating loss and working capital requirements to fund our operations.
     Cash provided by investing activities for year ended December 30, 2005 was $12.6 million. This is primarily attributable to $16.0 million of net proceeds from marketable securities offset by $3.1 million used for the acquisition of Solagé. Cash used in investing activities for the year ended December 30, 2004 and 2003 was $35.7 million and $31.0 million, respectively. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.
     Net cash provided by financing activities was $36.7 million for the year ended December 31, 2005, which included our follow-on offering net proceeds of $36.0 million. Cash provided by financing activities during the year ended December 31, 2004 was $68.3 million, which included the net proceeds from our initial public offering of $67.9 million. Cash provided by financing activities for the year ended December 31, 2003 was $55.2 million primarily related from our receipt of $23.0 million in May 2003 upon the second closing of the series B convertible preferred stock financing and $31.9 million in October 2003 upon closing of the series C convertible preferred stock financing.
     We expect that our existing cash at December 31, 2005 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next twelve months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities; and

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs.
     The following table summarizes our material contractual commitments as of December 31, 2005:

			One to	Three to
		Less than one	Three	Five	After Five
Contractual Obligation	Total	year	Years	Years	Years
Notes payable	$784,000	$379,000	$405,000	$—	$—
Operating lease obligations	3,026,000	666,000	1,887,000	473,000	—
Other contractual obligations (a)	20,573,000	8,799,000	8,024,000	3,750,000	—

Total	$24,383,000	$9,844,000	$10,316,000	$4,223,000	$—

(a) The other contractual obligations reflected in the table include obligations to purchase product and product candidate materials contingent on the delivery of the materials and to fund various clinical trials contingent on the performance of services. These obligations also include long-term obligations, including milestone payments that may arise under agreements that we may terminate prior to the milestone payments being due. The table excludes contingent royalty payments that we may be obligated to pay in the future.
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
     While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing at the end of this annual report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition
     We use revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Statement of Financial Accounting Standards No 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.
     Net Product Revenue. In the United States and Canada, we sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. Although product revenue to date has been insignificant, the following are the Company’s policies.
     At the time of a new product launch, we utilize a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on our estimated current prescription demand. Estimating the amount of returns and discounts for new products is based in specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates we defer revenue on sales to wholesalers until we can make reliable estimates of these returns, discounts and related end user demand. We attempt to monitor our inventory levels at our wholesalers and pharmacies to ensure these levels remain within normal levels. We estimate inventory at wholesalers based on historical sales to wholesalers, inventory data provided to us by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
     We record allowances for product returns, coupon rebates and other discounts at the time of sale, and report revenue net of such amounts. In determining allowances for product returns and rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
     The nature of our allowances requiring critical accounting estimates, and the specific considerations we use in estimating their amounts, are as follows:
• Product returns. Our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to wholesalers and pharmacies might remain in their inventory to within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.
In estimating the likelihood of product remaining in our wholesalers’ inventory, we rely on information from our wholesalers regarding their inventory levels, measured prescription demand as reported by third party sources and on internal sales data. We believe the information from our wholesalers and third party sources is directionally reliable, but we are unable to verify the accuracy of such data independently. We also consider our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped. In estimating the likelihood of product return, we rely primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped. At December 31, 2005, our allowance for returns was $5,000.
• Discounts and rebates. We sell Solagé primarily to wholesalers and distributors, who in turn sell to pharmacies. From time to time we offer patients a limited time coupon discount on their purchases of Solagé. We provide a mail-in rebate coupon to the patient with a proof of purchase of Solagé.

     As a result of these rebate offers, at the time of product shipment, we must estimate the likelihood that Solagé sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns. At December 31, 2005, our allowance for coupon redemptions was $4,000.
     We will adjust our allowances for product returns and coupon rebates based on our actual sales experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe actual experience may differ from our estimates.
• International Distribution Partners. Under our agreements with international distribution partners, we plan to sell our product to our distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.
     Other Revenue. Contract revenues include license fees, royalties and other payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
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
     There was no deferred compensation related to options issued during 2005. We reversed prior year deferred compensation of approximately $89,000 related to employee terminations. We recorded amortization of $889,000 during the year ended December 31, 2005. In 2004 we recorded deferred stock compensation of $3.0 million and related amortization of $2.0 million during the year ended December 31, 2004. To date, we have recorded stock-based compensation of $3.7 million and related amortization expense of $3.1 million. We are applying a graded vesting amortization policy for our deferred compensation.
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
     We recorded stock-based compensation expense totaling $378,000 for the year ended December 31, 2005, $756,000 for the year ended December 31, 2004, and $107,000 for the year ended December 31, 2003 in connection with the grant of stock options to our non-employees.

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
     Currently, we account for these payments under the intrinsic value provisions of APB No. 25. Effective January 1, 2006 the Company will adopt Statement 123(R) using the modified prospective method. The Company will commence the new method of valuing stock-based compensation as prescribed by Statement 123(R) on all stock-based awards granted after the effective date. The Company estimates that the 2006 expense associated with recognition of additional non-cash compensation expense related to such awards will be approximately $6 million.
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
     None.

ITEM 9A. CONTROLS AND PROCEDURES
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
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

By:	GEERT CAUWENBERGH	By:	ANNE M. VANLENT

	Geert Cauwenbergh, Ph.D.		Anne M. VanLent
	Chairman And Chief Executive Officer		Executive Vice President, Chief Financial Officer & Treasurer

	Dated March 9, 2006		Dated March 9, 2006

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Barrier Therapeutics, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Barrier Therapeutics, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion thereon.
/s/  ERNST & YOUNG LLP
MetroPark, New Jersey
March 9, 2006

Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     The information concerning our directors required by Item 10 is incorporated by reference to the information contained under the heading “Election of Directors” in our definitive proxy statement for the 2006 annual meeting of stockholders.
Our Executive Officers
     The information concerning our executive officers required by Item 10 included herein at the end of Part 1 under the heading “Our Executive Officers”.
Audit Committee Financial Expert
     The information concerning our audit committee financial expert required by Item 10 is incorporated by reference to the information contained under the heading “Meetings and Committees of the Board of Directors” in our definitive proxy statement for the 2006 annual meeting of stockholders.
Identification of the Audit Committee
     The information concerning our audit committee required by Item 10 is incorporated by reference to the information contained under the heading “Meetings and Committees of the Board of Directors” in our definitive proxy statement for the 2006 annual meeting of stockholders.
Compliance with Section 16(a) of the Exchange Act
     The information concerning our compliance with Section 16(a) of the Exchange Act by our directors and executive officers required by Item 10 is incorporated by reference to the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 annual meeting of stockholders.
Code of Ethics
     The information concerning our code of ethics that applies to our principal executive officer and principal financial officer required by Item 10 is incorporated by reference to the information contained under the heading “Corporate Governance” in our definitive proxy statement for the 2006 annual meeting of stockholders.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the information contained under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the information contained under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2006 annual meeting of stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is incorporated by reference to the information contained under the headings “Executive Compensation” in our definitive proxy statement for the 2006 annual meeting of stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the information contained under the heading “Independent Public Auditor” in our definitive proxy statement for the 2006 annual meeting of stockholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Item 1B. DOCUMENTS FILED AS PART OF THIS REPORT
     The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:
1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.2	Amended and Restated Investors Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the Investors listed therein, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.1†	2002 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.2(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and between the Registrant and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.3	Amendment No. 1 to the Intellectual Property Transfer and License Agreement dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.4(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and among the Registrant and Janssen Pharmaceutica Products, L.P. and Ortho-McNeil Pharmaceutical, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.5	Amendment No. 1 to the Intellectual Property Transfer and License Agreement, dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.6†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.7†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.8†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.9†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Alfred Altomari

10.10†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Albert Bristow

10.11†	Restricted Stock Purchase Agreement, dated as of October 31, 2001, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

Exhibit No.	Description

10.12†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of May 7, 2002, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.13†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.14†	Restricted Stock Purchase Agreement, dated as of February 20, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.15†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated May 7, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.16†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.17†	Restricted Stock Purchase Agreement, dated as of August 1, 2002, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.18†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.19	Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.20	Amendment No. 1 dated November 6, 2003, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.21	Master Security Agreement, dated as of August 21, 2003 and Amendment, dated as of September 3, 2003, between the Registrant and General Electric Capital Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.22(1)	Development and Supply Agreement, dated as of May 16, 2002, between the Registrant and Abbott GmbH & Co. KG, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.23†	2004 Stock Incentive Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.24†	Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.25	Amendment No. 2 dated May 13, 2004, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004.

Exhibit No.	Description

10.26(1)	Distribution and License Agreement dated November 4, 2004 between the Registrant and Grupo Ferrer Internacional, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.27	Finished Product Supply Agreement dated July 14, 2004 between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122261).

10.28	Product Acquisition Agreement dated February 5, 2005 between the Registrant and Moreland Enterprises Limited, filed as Exhibit 10.26 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122261).

10.29	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between the Registrant and Janssen Pharmaceutica Products, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.30	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between the Registrant and Carl W. Ehmann, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.31	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005.

*21	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*23.2	Power of Attorney (included on signature page)

*31.1	Certification of principal executive officer required by Rule 13a-14(a)

*31.2	Certification of principal financial officer required by Rule 13a-14(a)

¤32.1	Section 1350 Certification of principal executive officer

¤32.2	Section 1350 Certification of principal financial officer

*	Filed herewith.

¤	Furnished herewith

†	Compensation plans and arrangements for executives and others.

(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2006	BARRIER THERAPEUTICS, INC. (Registrant)
	By:	GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D.
Chairman And Chief Executive Officer (Principal Executive Officer)

By:	ANNE M. VANLENT
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

Signature	Title	Date

GEERT CAUWENBERGH Geert Cauwenbergh, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

ANNE M. VANLENT Anne M. VanLent	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2006

SRINIVAS AKKARAJU Srinivas Akkaraju, M.D., Ph.D.	Director	March 14, 2006

ROBERT CAMPBELL Robert Campbell	Director	March 14, 2006

EDWARD L. ERICKSON Edward L. Erickson	Director	March 14, 2006

CARL EHMANN Carl Ehmann, M.D.	Director	March 14, 2006

PETER ERNSTER Peter Ernster	Director	March 14, 2006

CHARLES F. JACEY, JR. Charles F. Jacey, Jr.	Director	March 14, 2006

CAROL RAPHAEL Carol Raphael	Director	March 14, 2006

Nicholas Simon	Director	March 14, 2006

BARRIER THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders Barrier Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Barrier Therapeutics, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
March 9, 2006

BARRIER THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	Year Ended December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$16,891	$11,908
Marketable securities	61,229	77,173
Interest receivable	755	926
Receivables, net of allowances of $14	593	—
Inventories	380	—
Prepaid expenses and other current assets	1,227	1,610

Total current assets	81,075	91,617
Property and equipment, net	1,055	1,125
Product rights, net	2,780	—
Other assets	51	42

Total assets	$84,961	$92,784

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$379	$261
Accounts payable	3,110	3,148
Accrued expenses	4,146	4,687
Deferred revenue	637	650
Other current liabilities	18	25

Total current liabilities	8,290	8,771
Notes payable, long-term portion	405	443
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 authorized, 24,095,875 issued and outstanding at December 31, 2005; and 21,894,830 issued and outstanding at December 31, 2004	2	2
Additional paid-in capital	228,490	191,568
Accumulated deficit	(151,441)	(106,200)
Deferred compensation	(532)	(1,510)
Accumulated other comprehensive loss	(253)	(290)

Total stockholders’ equity	76,266	83,570

Total liabilities and stockholders’ equity	$84,961	$92,784

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share and per-share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Net product revenue	$792	$—	$—
Other revenue	1,748	897	367

Total net revenue	2,540	897	367

Costs and Expenses:
Cost of product revenues	544	—	—
Research and development	30,369	30,904	17,485
Selling, general and administrative	20,280	11,475	3,730

Total operating expenses	51,193	42,379	21,215

Loss from operations	(48,653)	(41,482)	(20,848)
Interest income	2,929	1,408	419
Interest expense	(53)	(36)	(3)

Loss before income tax benefit	(45,777)	(40,110)	(20,432)
Income tax benefit	536	367	217

Net loss	(45,241)	(39,743)	(20,215)
Preferred stock accretion	—	(4,592)	(8,432)

Net loss attributable to common stockholders	$(45,241)	$(44,335)	$(28,647)

Basic and diluted net loss attributable to common stockholders per share	$(1.91)	$(3.02)	$(83.95)
Weighted-average shares outstanding—basic and diluted	23,656,306	14,677,710	341,256
See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(In Thousands, except share amounts)

					Notes		Accumulated	Total
			Additional		Receivable		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	From	Deferred	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Officer	Compensation	Loss	(Deficiency)
Balance at December 31, 2002	822,500	$—	$40	$(33,218)	$(60)	$—	$40	$(33,198)
Net loss				(20,215)				(20,215)
Unrealized loss on available for sale securities							(43)	(43)
Foreign currency translation loss							(26)	(26)

Total comprehensive loss								(20,284)

Compensation expense related to options issued to non-employees			107					107
Restricted stock no longer subject to repurchase			15					15
Deferred compensation relating to stock options			725			(725)		—
Amortization of deferred compensation						198		198
Repayment of notes receivable					60			60
Preferred stock accretion				(8,432)				(8,432)

Balance at December 31, 2003	822,500	—	887	(61,865)	—	(527)	(29)	(61,534)
Net loss				(39,743)				(39,743)
Unrealized loss on available for sale securities							(179)	(179)
Foreign currency translation loss							(82)	(82)

Total comprehensive loss								(40,004)

Conversion of preferred stock to common stock	15,960,898	2	118,835					118,837
Issuance of common stock	5,000,000	—	67,941					67,941
Stock issued upon exercise of stock options	107,382	—	117					117
Stock issued under employee stock purchase plan	4,050	—	36					36
Compensation expense related to options issued to non-employees			756					756
Restricted stock no longer subject to repurchase			12					12
Deferred compensation relating to stock options			2,995			(2,995)		—
Amortization of deferred compensation						2,001		2,001
Reversal of deferred compensation due to employee terminations			(11)			11		—
Preferred stock accretion				(4,592)				(4,592)

Balance at December 31, 2004	21,894,830	2	191,568	(106,200)	—	(1,510)	(290)	83,570
Net loss				(45,241)				(45,241)
Unrealized gain on available for sale securities							64	64
Foreign currency translation loss							(27)	(27)

Total comprehensive loss								(45,204)

Issuance of common stock	2,000,000	—	36,043					36,043
Stock issued upon exercise of stock options	183,521	—	430					430
Stock issued under employee stock purchase plan	17,524	—	150					150
Compensation expense related to options issued to non-employees			378					378
Restricted stock no longer subject to repurchase			10					10
Amortization of deferred compensation						889		889
Reversal of deferred compensation due to employee terminations			(89)			89		—

Balance at December 31, 2005	24,095,875	$2	$228,490	$(151,441)	$—	$(532)	$(253)	$76,266

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	December 31,
	2005	2004	2003
Operating activities
Net loss	$(45,241)	$(39,743)	$(20,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428	381	144
Amortization of deferred compensation	889	2,001	198
Amortization of product rights	320	—	—
Non-cash compensation expense related to the issuance of options to non-employees	378	756	107
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	383	(371)	(384)
Accounts receivable	(593)	—	—
Inventory	(380)	—	—
Interest receivable	171	(209)	(472)
Accounts payable and accrued expenses	(579)	4,879	1,420
Deferred revenue	(13)	197	453
Other, net	(1)	(79)	(30)

Net cash used in operating activities	(44,238)	(32,188)	(18,779)
Investing activities
Purchase of fixed assets	(358)	(660)	(751)
Purchase of product rights	(3,100)	—	—
Security deposits	—	(4)	(39)
Purchase of marketable securities	(94,057)	(104,324)	(52,593)
Maturities of marketable securities	110,065	69,276	22,355

Net cash provided by (used in) investing activities	12,550	(35,712)	(31,028)
Financing activities
Repayment of loan by officer	—	—	60
Borrowings under notes payable	341	555	268
Repayment of notes payable	(261)	(298)	(7)
Proceeds from issuance of preferred stock	—	(16)	54,919
Proceeds from issuance of common stock, net	36,043	67,941	—
Proceeds from exercise of stock options and other benefit plans	580	153	—

Net cash provided by financing activities	36,703	68,335	55,240
Effect of exchange rate on cash and cash equivalents	(32)	1	4

Net increase in cash and cash equivalents	4,983	436	5,437
Cash and cash equivalents, beginning of period	11,908	11,472	6,035

Cash and cash equivalents, end of period	$16,891	$11,908	$11,472

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$53	$36	$3

Non-cash investing and financing activities
Release of formerly restricted stock	$10	$12	$15

Issuance of note payable in exchange for prepaid insurance	$—	$—	$186

Conversion of preferred stock	$—	$118,837	$—

Initial public offering expenses reclassified to Additional Paid-in Capital	$—	$1,809	$—

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
1. Summary of Significant Accounting Policies
Organization, Description of Business and Basis of Presentation
     Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 and commenced active operations in May 2002. The Company is a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. The Company’s strategy is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. With the acquisition of Solagé in February 2005, the Company has commenced its planned principal operations of selling dermatology products and have transitioned from a company primarily focused on research and development to a company also with a significant commercial focus. As a result, the Company no longer considers itself a development stage enterprise. The Company has offices in Princeton, New Jersey, Toronto, Canada and Geel, Belgium.
     Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering in April 2004 and follow-on public offering in February 2005. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next 12 months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never achieve sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.
Public Offerings
     On May 4, 2004, the Company completed an initial public offering (“IPO”) of 5,000,000 shares of the Company’s common stock which resulted in net proceeds of approximately $67.9 million after payment of underwriting discounts and commissions and other expenses aggregating $7.1 million.
     On February 15, 2005, the Company completed a follow-on offering of 2,000,000 shares of common stock, which resulted in net proceeds to the Company of $36.0 million. In connection with the stock sale, the Company paid $2.3 million in underwriting discounts and commissions to underwriters.
Consolidation
     The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly-owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2005, the Company has substantially all of its cash and cash equivalents deposited with one financial institution.
Marketable Securities
     Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. EITF 03-01, The Meaning of Other-Than-Temporary requires disclosures addressing other-than-temporary impairments in a qualitative and quantitative manner. There were no other-than-temporary impairments through December 31, 2005.
Fair Value of Financial Instruments
     The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, and notes payable approximate their fair values.
Inventory
     The Company relies on third party manufacturers to supply all of its finished commercial product. All of the Company’s current inventory is classified as finished goods. Inventory is recorded upon transfer of title from the vendors. Inventory is stated at the lower of cost or market value. The elements of inventory cost include third party acquisition cost. The cost of inventory is determined using the first-in, first-out (FIFO) method.
     The Company reviews inventory for slow moving and obsolete amounts based on expected revenues. If actual revenues are less than expected, the Company may be required to make allowances for excess amounts of inventory in the future.
Fixed Assets
     Fixed assets include furniture and fixtures, computer and office equipment, software and leasehold improvements. Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, generally three to five years, using the straight-line method. Leasehold improvements are amortized over the estimated useful lives of the assets or related initial lease terms, whichever is shorter.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets recovery. There were no impairments through December 31, 2005.
Intangible Assets
     Product rights are being amortized on a straight-line basis over the life of the underlying patent, which expires in 2013. The Company continually evaluates the reasonableness of the carrying value of its intangible assets. An impairment may be recognized if the expected future undiscounted cash flows are less than their carrying amounts.
Revenue Recognition
     The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and Statement of Financial Accounting Standards No 48 (“FAS 48”) Revenue Recognition When Right of Return Exists. Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.
     Net Product Revenue. In the United States and Canada, the Company sells products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. Although product revenue to date has been insignificant, the following are the Company’s policies. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns and other discounts can be reasonably estimated and collectibility is reasonably assured.
     At the time of a new product launch, the Company utilizes a pull-through sales method, sometimes referred to as a consignment method, which recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates the Company defers revenue on sales to wholesalers until the Company can make reliable estimates of these returns, discounts and related end user demand. The Company attempts to monitor inventory levels at wholesalers and pharmacies to ensure these levels remain within normal levels. The Company estimates inventory at wholesalers based on historical sales to wholesalers, inventory data provided by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
     The Company records allowances for product returns and coupon rebates when revenue is recognized, and report revenue net of such amounts. In determining allowances for product returns and rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

     The nature of the Company’s allowances requiring critical accounting estimates, and the specific considerations used in estimating their amounts, are as follows:
• Product returns. Customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to wholesalers and pharmacies might remain in their inventory to within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.
In estimating the likelihood of product remaining in wholesalers’ inventory, the Company utilizes information from its wholesalers regarding their inventory levels, measured prescription demand as reported by third party sources and on internal sales data. The Company believes the information from its wholesalers and third party sources is directionally reliable, but the Company is unable to verify the accuracy of such data independently. The Company also considers our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped. In estimating the likelihood of product return, the Company relies primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped.
• Discounts and rebates. The Company sells Solagé primarily to wholesalers and distributors, who in turn sell to pharmacies. From time to time the Company offers patients a limited time coupon discount on their purchases of Solagé. A mail-in rebate coupon is provided to the patient with a proof of purchase of Solagé.
As a result of these rebate offers, at the time of product shipment, the Company must estimate the likelihood that Solagé sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases estimates on the historic coupon redemption rates for similar products received from third party administrators, which detail historic patterns.
The Company will adjust its allowances for product returns and coupon rebates based on actual sales experience, and will likely be required to make adjustments to these allowances in the future. The Company continually monitors its allowances and makes adjustments when the Company believes actual experience may differ from its estimates.
• International Distribution Partners. Under agreements with international distribution partners, the Company plans to sell its product to its distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.
     Other Revenue. Other revenue includes contract payments for distribution rights amortized over the contract period and grant revenue. Contract revenues include payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
     Revenue from non-refundable, upfront license fees where the Company has a continuing involvement is recognized ratably over the performance period. The Company periodically re-evaluates estimates of the performance period and revises assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in financial statements in future periods.

     Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.
Cost of Product Revenues.
     Cost of product revenue includes finished product costs, distribution expense related to product sales, including one-time start-up distribution expenses, and amortization of Solagé product rights.
Research and Development Costs
     Costs to develop the Company’s products are expensed as incurred. Assets acquired that are used for research and development and have no future alternative use are expensed as in-process research and development. There were no in-process research and development expenses recorded for the period ended December 31, 2005.
Advertising Fees
     Advertising fees are expenses as incurred. Advertising costs were approximately $389,000 for the year ended December 31, 2005. There were no advertising costs for 2004 and 2003.
Concentration of Credit Risk
     The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and marketable securities. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents and marketable securities.
     The Company’s trade accounts receivable are reported net of allowances for charge-backs, cash discounts and doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for doubtful accounts, the amount was not material for 2005.
     In the United States and Canada, the Company sells products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. In the United States, three wholesalers, Cardinal Health, McKesson and AmerisourceBergen make up approximately 85% of total product revenue.
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
Foreign Currency Translation
     The functional currencies of the Company’s foreign subsidiaries are the local currencies: the Euro and Canadian dollar. Assets and liabilities are translated into U.S. dollars at year-end exchange rates and equity accounts are translated at historical exchange rates. The Company translates income and expense accounts at weighted average rates for each month and records gains and losses from the translation of financial statements in foreign currencies into U.S. dollars in other comprehensive income. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company’s consolidated financial statements.
Comprehensive Loss
     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires components of other comprehensive loss, including unrealized gains and losses on available-for-sale securities and foreign currency translation, to be included as part of total comprehensive loss. The components of comprehensive loss are included in the statements of stockholders’ equity (deficiency).
Stock-Based Compensation
     As allowed by SFAS 123, the Company had elected to continue to apply the intrinsic value-based method of accounting prescribed in APB Opinion 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. For pro forma purposes the stock compensation expense is based on an accelerated vesting method.
     Had compensation cost for the Company’s outstanding employee stock options been determined based on the fair value at the grant dates for those options consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share, would have been changed to the following pro forma amounts:
(In thousands, except per-share amounts)

	Year Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders	$(45,241)	$(44,335)	$(28,647)
Add non-cash employee compensation as reported	889	2,001	198
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(5,095)	(3,871)	(273)

SFAS 123 pro forma net loss	$(49,447)	$(46,205)	$(28,722)

Basic and diluted loss attributable per common share	$(1.91)	$(3.02)	$(83.95)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(2.09)	$(3.15)	$(84.17)

     SFAS 123 pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2005		2004		2003
Risk-free interest rate	4.0%		4.0%			2.8-3%
Dividend yield	0%		0%			0%
Expected life	6.0	years	8.5	years	9.0	years
Volatility	75%		75%			75%
     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Stock option grants are expensed over their respective vesting periods.
     The Company accounts for options issued to non-employees under SFAS 123 and EITF Issue 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in

Conjunction with Selling Goods or Services (“EITF 96-18”). As such, the value of such options is periodically remeasured during their vesting terms.
Deferred Stock Compensation
     In connection with the grant of stock options to employees and directors, the Company recorded deferred stock compensation prior to the IPO. There was no deferred compensation related to options issued during 2005. In 2005, the Company reversed prior year deferred compensation of approximately $89,000 related to employee terminations. The deferred compensation amounts are included as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. During the year ended December 31, 2005, the Company recorded amortization of deferred stock compensation of $889,000. As of December 31, 2005, the Company recorded deferred stock compensation of $3.7 million, related amortization of $3.1 million, and reversed $0.1 million of prior year deferred compensation related to employee terminations. The Company is applying a graded vesting amortization policy for deferred compensation.
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
(In thousands, except share and per-share amounts)

	Year Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders	$(45,241)	$(44,335)	$(28,647)

Basic and diluted:

Weighted-average shares of common stock outstanding	23,798,922	14,988,799	822,500
Less: weighted-average shares subject to repurchase	(142,616)	(311,089)	(481,244)

Shares used in computing basic and diluted net loss per common share	23,656,306	14,677,710	341,256

Basic and diluted net loss per common share	$(1.91)	$(3.02)	$(83.95)

     The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Year Ended December 31,
	2005	2004	2003
Preferred stock	—	—	31,921,809
Options	1,819,587	1,438,937	878,583

     Recently Issued Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123, revised 2004, Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally, the approach to accounting in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 15, 2005, the Securities and Exchange Commission adopted a new rule that extended the compliance date for periods ending after January 1, 2006.
     Currently the Company accounts for these payments under the intrinsic value provisions of APB No. 25. Effective January 1, 2006, the Company will adopt Statement 123(R) using the modified prospective method. The Company will commence the new method of valuing stock-based compensation as prescribed by Statement 123(R) on all stock-based awards granted after the effective date. The Company estimates that the 2006 expense associated with recognition of additional non-cash compensation expense related to such awards will be approximately $6 million.
2. Available for Sale Investments
     The following is a summary of available for sale investments as of December 31, 2005 and December 31, 2004:
(In thousands)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005
Maturities within one year:
Corporate notes	$36,273	$—	$(73)	$36,200
Federal agency notes	11,397	—	(16)	11,381
Asset-backed securities	13,686	—	(38)	13,648

Total	$61,356	$—	$(127)	$61,229

December 31, 2004
Maturities within one year:
Corporate notes	$56,245	$—	$(173)	$56,072
Federal agency notes	16,431	—	(12)	16,419
Asset-backed securities	4,688	—	(6)	4,682

Total	$77,364	$—	$(191)	$77,173

     Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. There are no realized gains or losses on marketable securities as the Company has not sold any marketable securities during the periods presented.
     Unrealized losses in the Company’s portfolio relate primarily to fixed income debt securities and all of the unrealized losses are one year or less. For these securities, the unrealized losses are due to increases in interest rates and not changes in credit risk. The gross unrealized losses in the portfolio of investments represent less than one percent of the total fair value of the portfolio. The Company has concluded that the unrealized losses in its marketable securities are temporary and the Company has the ability to hold the securities to maturity or a planned forecasted recovery.
3. Property and Equipment
     Fixed assets consist of the following:

		December 31,
	Estimated Life	2005	2004
Furniture and fixtures	5 years	$592	$471
Computer, laboratory and office equipment	3 years	770	703
Computer software	3 years	468	468
Leasehold improvements	(a)	215	45

		2,045	1,687
Less accumulated depreciation		(990)	(562)

		$1,055	$1,125

(a)	Leasehold improvements are depreciated over the estimated useful lives of the assets or related initial lease terms, whichever is shorter.
     Depreciation expense was approximately $428,000, $381,000 and $144,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
4. Intangible Assets
     On February 7, 2005, the Company entered into a Product Acquisition Agreement with Moreland Enterprises, Ltd. (“Moreland”). Under the terms of the Product Acquisition Agreement, the Company acquired the United States and Canadian rights to Solagé (mequinol 2%, tretinoin 0.01%) Topical Solution, and all existing finished goods inventory. The Company was assigned all U. S. and Canadian marketing authorizations, patents, and trademarks for the product. The patent rights include U.S. and Canadian patents covering the pharmaceutical composition of Solagé and methods of use until at least 2013.
     The Company acquired the intellectual property and finished goods inventory for $3.1 million and will make future payments totaling up to an additional $2.0 million, if certain sales targets are met. The total initial purchase price was allocated $3.0 million to product rights and $61,000 to inventory. During 2005, the Company recorded a liability and a corresponding increase to the intangible asset product rights of $100,000 for future amounts payable to Moreland based on product sales during the period. Product rights are being amortized on a straight-line basis over the life of the underlying patent, which expires in 2013.
     The following information relates to acquired product rights as of December 31, 2005:
(In Thousands)

	Gross Carrying Amount	Accumulated Amortization
Product Rights	$ 3,100	$ 320
     Total accumulated amortization for intangible assets amounted to $320,000 at December 31, 2005. As of December 31, 2005, the estimated amortization expense for each of the five succeeding years will be $351,000 per year.

5. Balance Sheet Detail
     Accrued liabilities consist of the following as of December 31:
(In Thousands)

	December 31,
	2005	2004
Accrued product costs	$566	$2,316
Accrued compensation and benefits	2,027	1,698
Accrued other	1,553	673

	$4,146	$4,687

6. Notes Payable
     In September 2003, the Company entered into an equipment and furniture financing arrangement with a third party for up to $750,000 which was increased to $1,500,000 in 2004, with an interest rate of 6.15% plus the three year Treasury Constant Maturities rates at the time of funding. Each time it receives funding, the Company will enter into a promissory note with a term of three years, collateralized by the related equipment and furniture.
     In November 2003, the Company entered into a promissory note for $267,851, payable in 35 monthly installments of $8,498, including interest at 8.84%. In August 2004, the Company entered into a promissory note for $407,179, payable in 35 monthly installments of $12,939, including interest at 8.95%. In December 2004, the Company entered into a promissory note for $148,014, payable in 35 monthly installments of $4,732, including interest at 9.37%. In December 2005, the Company entered into a promissory note for $340,391, payable in 35 monthly installments of $11,067, including interest at 10.52%.
     Principal payments under notes payable are as follows (in thousands):

2006	$379
2007	279
2008	126

$784

7. Income Taxes
     There is no tax provision for federal income taxes as the Company has incurred operating losses since inception. At December 31, 2005, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $102,232,000, which begin to expire in 2021. The Company has research tax credit carryovers for federal income tax purposes at December 31, 2005 of approximately $4,000,000, which begin to expire in 2021.
     During 2005, 2004 and 2003, the Company sold a portion of its unused New Jersey State operating loss carry-forwards, through a program sponsored by the State of New Jersey and the New Jersey Economic Development Authority. Cash proceeds of approximately $536,000, $367,000 and $217,000, net of fees of $63,000, $49,000 and $35,000, respectively, were received by the Company resulting in the recognition of a tax benefit.

     The benefit for income taxes is as follows:

	Year Ended December 31,
(In Thousands)	2005	2004	2003

Federal income taxes:
Current expense	$—	$—	$—
Deferred expense	—	—	—
State income taxes:
Current benefit	536	367	217
Deferred expense	—	—	—
Foreign income taxes:
Current expense	—	—	—
Deferred expense	—	—	—

Income tax benefit	$536	$367	$217

     Utilization of the net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change.
     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carry-forwards. At December 31, 2005 and 2004, a valuation allowance was recorded to fully offset the net deferred tax asset. The change in the valuation allowance for the years ended December 31, 2005 and 2004 was approximately $19,532,000 and $17,835,000, respectively. Significant components of the Company’s deferred tax assets at December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
(In Thousands)	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$40,398	$22,760
Stock-based compensation	358	1,232
Research tax credits	5,895	3,242
Deferred revenue	247	260
Other	526	407

Total deferred tax asset	47,424	27,901
Deferred tax liabilities:
Depreciation	(93)	(102)

Total gross deferred tax liabilities	(93)	(102)
Less valuation allowance	(47,331)	(27,799)

Net deferred tax asset	$—	$—

     A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2005 and 2004 is as follows:

	Year Ended December 31,
	2005	2004
Statutory rate	(34)%	(34)%
State income tax	(7)%	(7)%
Research tax credits	(2)%	(5)%
Change in valuation allowance	42%	45%

Benefit for income tax	(1)%	(1)%

8. Stockholders’ Equity and Capital Structure
     Preferred Stock
     In connection with the IPO the Company’s Series A, Series B, and Series C redeemable convertible preferred stock were converted into one share of common stock for each preferred share held by the investor. Fractional shares were redeemed for cash. Pursuant to the Company’s Amended and Restated Certificate of Incorporation filed on May 3, 2004, the Company has 5,000,000 shares of authorized “blank-check” preferred stock. The Board of Directors is authorized to issue these shares in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.
     Common Stock
     The Company is authorized to issue 80,000,000 shares of common stock. The Company is required to, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the redeemable convertible preferred stock and stock options.
     The restricted shares generally vest as follows: (a) 25% on the common stock shall vest on the date each founder commences employment with the Company, (b) 18.75% shall vest on the first anniversary of the date of employment, and (c) the remaining 56.25% shall vest in equal installments over a three year period beginning the month following the first anniversary.
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
     Initially 200,000 shares were reserved for issuance. The number of shares reserved for the plan will be automatically increased each year on the first trading day in January by an amount equal to .5% of the total number of outstanding shares of common stock on the last trading day of December in the prior year, not to exceed 150,000 shares. There is a 1,500 share purchase limitation per participant and 75,000 aggregate purchase limitation per purchase date.
     As of December 31, 2005, a total of 21,574 shares of common stock were purchased under this plan; 4,050 shares were purchased at $8.94 per share, 7,354 shares were purchased at $9.35 per share and 10,170 shares were purchased at $7.97 per share.
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

     The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding
	Shares		Option	Weighted-
	Available	Number	Price	Average
	for	of	Per Share	Exercise
	Grant	Shares	Range	Price
Balance at December 31, 2002	570,000	357,500	0.60	0.60
Shares authorized	500,000		—	—
Options granted	(521,083)	521,083	0.80-3.00	0.88
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Balance at December 31, 2003	548,917	878,583	0.60-3.00	0.88
Shares authorized	500,000	—	—	—
Options granted	(691,050)	691,050	3.50-17.70	8.50
Options exercised		(107,382)	0.60-4.00	1.09
Options forfeited	23,314	(23,314)	0.60-3.50	0.94

Balance at December 31, 2004	381,181	1,438,937	0.60-17.70	4.52
Shares authorized	1,000,000		—	—
Options granted	(713,800)	713,800	7.05-19.98	14.12
Options exercised	—	(183,521)	0.60-14.74	2.35
Options forfeited	149,629	(149,629)	0.60-18.56	6.70

Balance at December 31, 2005	817,010	1,819,587	$0.60-19.98	$8.32

     The following table summarizes information about vested stock options outstanding:

	December 31,
	2005	2004	2003
Vested stock options	696,010	383,586	159,404
Weighted-average exercise price	$4.68	$1.09	$0.68
     The following table summarizes information about stock options outstanding at December 31, 2005:

			Weighted-
			Average
	Options	Options	Remaining
Exercise Price	Outstanding	Vested	Contractual Life
$0.60 — $1.50	539,846	377,324	7.1
3.00 — 4.00	154,391	84,879	8.0
4.01 — 8.00	231,200	95,427	8.4
8.01 — 10.00	153,200	2,500	9.7
10.01 — 14.00	278,000	64,084	8.5
14.01 — 20.00	462,950	71,796	9.0

	1,819,587	696,010	8.3

     The weighted-average fair value of options issued during 2005 and 2004 were $14.12 and $10.70, respectively.
     Compensation expense of $378,000, $756,000 and $107,000 has been recognized in 2005, 2004 and 2003, respectively, for non-employee options granted.

9. Commitments and Contingencies
Johnson & Johnson
     In addition to the Series A exchanged for the acquisition of in-process research and development, Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc., and Ortho-McNeil Pharmaceutical, Inc., received certain rights of first negotiation for the marketing and sales of those drugs which the Company successfully develops from that portfolio. The most significant terms of the license provide the following:
     (a) the licenses are subject to a right of first negotiation for the marketing and sale of those drugs which the Company elects not to market itself or through contract sales organizations on a territory-by- territory basis,
     (b) the licenses are royalty-free, except for the so-called “itraconazole melt extrusion”, Hyphanox, which will require the payment of a royalty with respect to those sales not effectuated directly by the Company or through contract sales organizations on a territory-by-territory basis, and
     (c) as to the “itraconazole melt extrusion” only, Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc., and Ortho-McNeil Pharmaceutical, Inc., has an option to acquire the marketing and sales rights on a territory-by-territory basis subject to payment to the Company of: fees as specified in the contract; all of the Company’s development costs on such project; and a royalty on sales, as stated in the contract, depending on the duration from the date of delivery of materials until the Company’s first major market filing for drug approval (NDA or equivalent).
     In September 2005, Janssen notified the Company that it would not exercise its option and, as a result, the Company retains worldwide rights for all licensed indications for this product candidate.
10. Geographic Segments
     The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States, Belgium and Canada.
     The following table presents financial information based on the geographic location of the facilities of the Company and for the years ended (in thousands):

December 31, 2005
	United States	International	Total
Total assets	$83,212	$1,749	$84,961
Property and equipment, net	831	224	1,055
Product revenues	684	108	792
Grant revenues	—	1,059	1,059
Contract revenues	660	29	689

December 31, 2004
	United States	International	Total
Total assets	$91,679	$1,105	$92,784
Property and equipment, net	780	345	1,125
Product revenues	—	—	—
Grant revenues	—	797	797
Contract revenues	100	—	100

December 31, 2003
	United States	International	Total
Total assets	$56,415	$556	$56,971
Property and equipment, net	600	245	845
Product revenues	—	—	—
Grant revenues	—	367	367
Contract revenues	—	—	—
11. Related Party Transactions
     In July 2004, the Company entered into an agreement with Janssen Pharmaceutica, NV under which the Company committed to purchase
€ 1,000,000 (approximately $1,365,000) of inventory within the two-year period ending July 2008. The Company recorded approximately $57,000 in 2005 related to this agreement.
     The Company expensed approximately $14,000, $21,000 and $1,607,000 for the purchase of raw materials and clinical supplies from a Janssen during 2005, 2004 and 2003, respectively.
12. Leases
     The Company leases its U.S. corporate facilities in Princeton, New Jersey under a lease which expires in September 2010. The Company leases space in Geel, Belgium under a short-term service agreement with a monthly fee of approximately $13,800. Future minimum lease commitments are as follows:

2006	$666,000
2007	632,000
2008	624,000
2009	631,000
2010	473,000
Thereafter	—

$3,026,000

     Total rent expense was $743,000 in 2005, $425,000 in 2004, and $283,000 in 2003.
13. Benefit Plan
     In July 2002, the Company established a 401(k) plan (the “Plan”) covering all eligible employees. Beginning January 1, 2005, the Company elected to match a portion of the employee’s contribution. The Company’s contributions for 2005 were approximately $78,000.

14. Selected Quarterly Financial Data (Unaudited)
(In Thousands except per share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2005
Net revenue	$653	$472	$626	$789
Cost of product revenues	(82)	(103)	(163)	(195)
Total operating expenses	(13,403)	(12,026)	(13,437)	(12,328)
Net loss	(12,158)	(10,809)	(12,050)	(10,225)
Net loss attributable to common stockholders	(12,158)	(10,809)	(12,050)	(10,225)
Basic and diluted net loss per common share(1)	$(0.53)	$(0.45)	$(0.50)	$(0.43)
2004
Net revenue	$181	$179	$223	$315
Cost of product revenues	—	—	—	—
Total operating expenses	(7,870)	(9,247)	(10,806)	(14,456)
Net loss	(7,524)	(8,756)	(10,150)	(13,313)
Net loss attributable to common stockholders	(10,942)	(9,930)	(10,150)	(13,313)
Basic and diluted net loss per common share(1) (2)	$(22.62)	$(0.66)	$(0.47)	$(0.62)

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

(2)	The March 31, 2004 basic and diluted net loss per common share was prior to the Company’s initial public offering.
     Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.
     The above amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.
15. Legal Matters
     In October, 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. In an Order entered on December 19, 2005, the Court consolidated these cases. By Order dated March 2, 2006, the Court appointed lead plaintiffs and approved co-lead counsel. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933. Based on a preliminary review and analysis of the complaints, the Company believes that each of the lawsuits is without merit and intends to defend each of these lawsuits vigorously. The Company is not presently able to estimate the potential losses, if any, related to these lawsuits.

16. Subsequent Events (Unaudited)
     On February 16, 2006, the U.S. Food and Drug Administration (FDA) approved Vusion™ (0.25% miconazole nitrate, 15% zinc oxide and 81.35% white petrolatum) Ointment. Vusion was specifically formulated for the treatment of diaper dermatitis complicated by candidiasis (DDCC) in infants 4 weeks and older. This inflammatory condition occurs when diaper dermatitis, also known as diaper rash, is complicated with a fungal infection caused by yeast known as Candida. The existence of Candida is readily determined by microscopic evaluation for presence of pseudohyphae or budding yeast. Vusion is the only prescription product approved for the treatment of this condition in the United States.

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.2	Amended and Restated Investors Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the Investors listed therein, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.1†	2002 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.2(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and between the Registrant and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.3	Amendment No. 1 to the Intellectual Property Transfer and License Agreement dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.4(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and among the Registrant and Janssen Pharmaceutica Products, L.P. and Ortho-McNeil Pharmaceutical, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.5	Amendment No. 1 to the Intellectual Property Transfer and License Agreement, dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.6†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.7†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.8†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.9†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Alfred Altomari

10.10†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Albert Bristow

Exhibit No.	Description

10.11†	Restricted Stock Purchase Agreement, dated as of October 31, 2001, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.12†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of May 7, 2002, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.13†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.14†	Restricted Stock Purchase Agreement, dated as of February 20, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.15†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated May 7, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.16†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.17†	Restricted Stock Purchase Agreement, dated as of August 1, 2002, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.18†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.19	Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.20	Amendment No. 1 dated November 6, 2003, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.21	Master Security Agreement, dated as of August 21, 2003 and Amendment, dated as of September 3, 2003, between the Registrant and General Electric Capital Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.22(1)	Development and Supply Agreement, dated as of May 16, 2002, between the Registrant and Abbott GmbH & Co. KG, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.23†	2004 Stock Incentive Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.24†	Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

Exhibit No.	Description

10.25	Amendment No. 2 dated May 13, 2004, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004.

10.26(1)	Distribution and License Agreement dated November 4, 2004 between the Registrant and Grupo Ferrer Internacional, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.27	Finished Product Supply Agreement dated July 14, 2004 between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122261).

10.28	Product Acquisition Agreement dated February 5, 2005 between the Registrant and Moreland Enterprises Limited, filed as Exhibit 10.26 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122261).

10.29	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between the Registrant and Janssen Pharmaceutica Products, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.30	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between the Registrant and Carl W. Ehmann, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.31	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005.

*21	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*23.2	Power of Attorney (included on signature page)

*31.1	Certification of principal executive officer required by Rule 13a-14(a)

*31.2	Certification of principal financial officer required by Rule 13a-14(a)

¤32.1	Section 1350 Certification of principal executive officer

¤32.2	Section 1350 Certification of principal financial officer

*	Filed herewith.

¤	Furnished herewith

†	Compensation plans and arrangements for executives and others.

(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.