Form 10-Q
period 2006-03-31
BARRIER THERAPEUTICS INC
filed 2006-05-09
CIK 1173657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-50680
BARRIER THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3828030
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

600 College Road East, Suite 3200
Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)
(609) 945-1200
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2006
Common Stock, par value $.0001	24,139,441 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:
•	the increasing trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Liarozole, Rambazole™and Hyphanox™ product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Liarozole, Hyphanox, Rambazole and Azoline product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Vusion™ and Solagé® products;

•	the timing of the commercial launch of any of our product candidates, if approved;

•	the commercialization of any of our product candidates, if approved; and

•	other statements regarding matters that are not historical facts or statements of current condition.
     Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include our ability to:
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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BARRIER THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(Dollars in thousands)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,980	$16,891
Marketable securities	44,901	61,229
Interest receivable	679	755
Receivables, net of allowances of $52 and $14	2,004	593
Finished goods inventories	471	380
Prepaid expenses and other current assets	989	1,227

Total current assets	72,024	81,075
Property and equipment, net	984	1,055
Product rights, net	2,692	2,780
Other assets	135	51

Total assets	$75,835	$84,961

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$362	$379
Accounts payable	2,685	3,110
Accrued expenses	3,908	4,146
Deferred revenue	1,818	637
Other current liabilities	11	18

Total current liabilities	8,784	8,290
Notes payable, long-term portion	328	405
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 24,133,804 issued and outstanding at March 31, 2006; and 24,095,875 issued and outstanding at December 31, 2005	2	2
Additional paid-in capital	229,768	228,490
Accumulated deficit	(162,815)	(151,441)
Deferred compensation	—	(532)
Accumulated other comprehensive loss	(232)	(253)

Total stockholders’ equity	66,723	76,266

Total liabilities and stockholders’ equity	$75,835	$84,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Revenues:
Net product revenue	$343	$210
Other revenue	129	443

Total revenues	472	653

Costs and expenses:
Cost of product revenues	215	83
Research and development	4,929	9,485
Selling, general and administrative	7,535	3,835

Total operating expenses	12,679	13,403

Loss from operations	(12,207)	(12,750)
Interest income	794	607
Interest expense	(18)	(15)

Net loss before cumulative effect of change in accounting principle	(11,431)	(12,158)
Cumulative effect of change in accounting principle	57	—

Net loss	$(11,374)	$(12,158)

Basic and diluted net loss before cumulative effect of change in accounting principle per share	$(0.47)	$(0.53)
Basic and diluted cumulative effect of change in accounting principle per share	$0.00	—

Basic and diluted net loss per share	$(0.47)	$(0.53)

Weighted-average shares outstanding—basic and diluted	24,082,271	22,807,097
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(11,374)	$(12,158)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123	106
Amortization of product rights	88	56
Stock based compensation expense	1,690	479
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	238	(3)
Finished goods inventories	(91)	(140)
Receivables	(1,411)	(42)
Interest receivable	76	(497)
Accounts payable and accrued expenses	(663)	559
Deferred revenue	1,181	482
Other, net	(114)	17

Net cash used in operating activities	(10,257)	(11,141)
Investing activities
Purchase of fixed assets	(52)	(21)
Purchase of product rights	—	(3,100)
Purchase of marketable securities	(5,899)	(39,683)
Maturities of marketable securities	22,227	27,424

Net cash provided by (used in) investing activities	16,276	(15,380)
Financing activities
Repayment of notes payable	(94)	(63)
Proceeds from issuance of common stock, net	—	36,098
Proceeds from exercise of stock options and other benefit plans	173	119

Net cash provided by financing activities	79	36,154
Effect of exchange rate on cash and cash equivalents	(9)	(4)

Net increase in cash and cash equivalents	6,089	9,629
Cash and cash equivalents, beginning of period	16,891	11,908

Cash and cash equivalents, end of period	$22,980	$21,537

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$18	$15

Non-cash investing and financing activities
Release of formerly restricted stock	$2	$2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
     Organization, Description of Business
     Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 and commenced active operations in May 2002. The Company is a pharmaceutical company focused on the discovery, development and commercialization of pharmaceutical products in the field of dermatology. The Company’s strategy is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. With the acquisition of Solagé in February 2005, the Company commenced its planned principal operations of selling dermatology products and has transitioned from a company primarily focused on research and development to a company also with a significant commercial focus. As a result, the Company no longer considers itself a development stage enterprise. The Company has offices in Princeton, New Jersey, Toronto, Canada and Geel, Belgium.
     Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering in April 2004 and follow-on public offering in February 2005. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next 12 months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never generate sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Form 10-K as filed with the Securities and Exchange Commission (“SEC”).
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
     Net Product Revenue. In the United States and Canada, the Company sells its products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. Although product revenue to date has been insignificant, the following are the Company’s policies.
     At the time of a new product launch, the Company utilizes a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates the Company defers revenue on sales to wholesalers until a reliable estimate of these returns, discounts and related end user demand can be made. The Company attempts to monitor inventory levels at wholesalers and pharmacies to ensure these levels remain within normal levels. The Company estimates inventory at wholesalers based on historical sales to wholesalers, inventory data provided by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
     The Company record allowances for product returns, coupon rebates and other discounts at the time of sale, and report revenue net of such amounts. In determining allowances for product returns and rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
     The nature of allowances requiring critical accounting estimates, and the specific considerations the Company uses in estimating their amounts, are as follows:
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
     In estimating the likelihood of product remaining in wholesalers’ inventory, the Company relies on information from wholesalers regarding their inventory levels, measured prescription demand as reported by third party sources and on internal sales data. The Company believes the information from wholesalers and third party sources is directionally reliable, but are unable to verify the accuracy of such data independently. The Company also considers wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped. In estimating the likelihood of product return, the Company relies primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped.
• Discounts and rebates. The Company sells products primarily to wholesalers and distributors, who in turn sell to pharmacies. From time to time the Company offers patients a limited time coupon discount on their purchases. The Company provides a mail-in rebate coupon to the patient with a proof of purchase.
     As a result of these rebate offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases estimates on the historic coupon redemption rates for similar products received from third party administrators, which detail historic patterns.
     The Company will adjust allowances for product returns and coupon rebates based on actual sales experience, and will likely be required to make adjustments to these allowances in the future. The Company continually monitors allowances and makes adjustments when they believe actual experience may differ from estimates.

• International Distribution Partners. Under agreements with international distribution partners, the Company plans to sell its product to distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.
     Other Revenue. Contract revenues include license fees, royalties and other payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
     Revenue from non-refundable, upfront license fees where the Company has a continuing involvement is recognized ratably over the performance period. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. The Company periodically re-evaluates estimates of the performance period and revises assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in the financial statements in future periods.
     Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.
     Adoption of FAS 123(R)
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the quarter ended March 31, 2006, the Company recorded an expense for stock based compensation of $1.6 million ($0.5 million recorded in research and development expense and $1.1 million recorded in selling, general and administrative expenses).
     As a result of adopting FAS 123(R), the Company’s net loss is expected to be larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the three-month period ended March 31, 2006, the Company’s net loss was approximately $1.6 million higher than if it had continued to account for share-based compensation under APB 25. In addition, basic and diluted net loss per share for the three-month period ended March 31, 2006 would have been $0.41 compared to reported basic and diluted net loss per share of $0.47.
     Prior to January 1, 2006, as allowed by SFAS 123, the Company had applied the intrinsic value-based method of accounting prescribed in APB 25 and its related interpretations, and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. For pro forma purposes, the stock compensation expense was based on an accelerated vesting method. SFAS 123 pro forma information regarding net loss was required by SFAS 123, and had been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options were estimated using the Black-Scholes pricing model. In addition, no compensation expense was recorded in the financial statements for shares purchased under the Company’s Employee Stock Purchase Plan as that plan was considered non-compensatory under APB 25.
     In addition, prior to the adoption of FAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of changes in shareholders equity with a corresponding credit to additional paid in capital. Upon the adoption of FAS 123(R), these amounts were offset against each other. Under FAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid in capital, and the deferred compensation balance of $532,000 at December 31, 2005 was netted against additional paid in capital.

     APB 25 did not permit the estimation of forfeitures for the unvested awards outstanding, and therefore forfeitures were recognized as they occurred. Under FAS 123(R), an estimate of forfeitures must be made for the unvested awards outstanding as of the adoption date. As such, an adjustment to record the cumulative effect of a change in accounting principle is needed to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested on the adoption date. As such, the Company recognized a cumulative effect adjustment of $57,000 as of January 1, 2006 related to the accounting change for forfeitures.
2. Stock Compensation
     Stock Option Plan
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
     Deferred Stock Compensation
          In connection with the grant of stock options to employees and directors, the Company recorded deferred stock compensation prior to the Company’s initial public offering (“IPO”) on May 4, 2004. Prior to January 1, 2006, the deferred compensation amounts were included as a reduction of stockholders’ equity and were being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting.
     Stock Options
     Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. For the three-month period ended March 31, 2006, stock based compensation expense recognized was approximately $1.6 million. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.55%	4.0%
Dividend yield	0%	0%
Expected life	5.75 – 6.25 years	6.0 years
Volatility	69.04%	75%
Forfeiture rate	6.6%	N/A
     The following table illustrates the effect on net income and earnings per share for the three-month period ended March 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to all of its stock-based compensation plans.

Three months
ended,
March 31, 2005
Net loss attributable to common stockholders, as reported	$(12,158)
Add: Non-cash employee compensation as reported	290
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,442)

SFAS 123 pro forma net loss	(13,310)

Basic and diluted loss	$(0.53)

Basic and diluted loss per share, SFAS 123 pro forma	$(0.58)

     The following table summarizes information about stock option activity for the three-month period ended March 31, 2006:

	Options Outstanding
	Shares		Option	Weighted-
	Available	Number	Price	Average
	for	of	Per Share	Exercise
	Grant	Shares	Range	Price
Balance at December 31, 2005	817,010	1,819,587	$0.60-19.98	$8.32
Shares authorized	1,000,000	—	—	—
Options granted	(418,400)	418,400	$8.18-11.23	$8.93
Options exercised	—	(14,782)	$0.60-4.00	$1.65
Options forfeited	24,357	(24,357)	$1.00-16.50	$9.79

Balance at March 31, 2006	1,422,967	2,198,848	$0.60-19.98	$8.47

     The following table summarizes information about vested stock options outstanding:

	March 31,	December 31,
	2006	2005
Vested stock options	917,825	696,010
Weighted-average exercise price	$5.72	$4.68
Weighted-average contractual term	7.65	7.60
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price	Number of Options	Price	Contractual Life	Number of Options	Price
$0.60 – $1.50	521,358	$0.85	6.8	402,654	$0.80
3.00 – 4.00	150,284	$3.62	7.8	115,558	$3.58
4.01 – 8.00	231,200	$7.94	8.1	108,395	$7.99
8.01 – 10.00	564,200	$8.98	9.4	140,235	$8.92
10.01 – 14.00	280,556	$12.31	8.3	177,462	$12.26
14.01 – 20.00	451,250	$16.13	8.8	126,021	$15.45

	2,198,848	$8.47	8.3	1,070,325	$6.52

     The difference between the number of vested stock options and the number of options exercisable relate to options granted to each non-employee, non-investor member of the Board of Directors. Stock options granted to Board members are immediately exercisable.
     The weighted-average fair value of stock options granted for the three-month period ended March 31, 2006 and 2005, was $8.93 and $15.74, respectively. The intrinsic value of stock options exercised was approximately $130,000 and $771,000 for the three-month periods ended March 31, 2006 and 2005, respectively. The total fair value of shares vested during the three-month periods ended March 31, 2006 and 2005 was $506,000 and $1,243,000, respectively.
     That total remaining unrecognized compensation costs related to non vested stock options was $4.9 million as of March 31, 2006 and will be amortized over the weighted-average remaining service period of 3.4 years.
     FAS 123(R) does not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $59,000 and $189,000, for the three-month periods ended March 31, 2006 and 2005, respectively.
3. Comprehensive Loss
     The components of comprehensive loss are as follows:

(Dollars in thousands)	Three months ended
(unaudited)	March 31,
	2006	2005
Net loss	$(11,374)	$(12,158)
Foreign currency translation	9	17
Change in unrealized net gain/(loss) on marketable securities	(30)	(49)

Comprehensive loss	$(11,395)	$(12,190)

     Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.
4. Intangible Assets
     On February 7, 2005, the Company entered into a Product Acquisition Agreement with Moreland Enterprises, Ltd. (“Moreland”). Under the terms of the Product Acquisition Agreement, the Company acquired the United States and Canadian rights to Solagé®(mequinol 2%, tretinoin 0.01%) Topical Solution, and all existing finished goods inventory. The Company was assigned all U.S. and Canadian marketing authorizations, patents, and trademarks for the product. The patent rights include U.S. and Canadian patents covering the pharmaceutical composition of Solagé and methods of use until at least 2013.
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
     The following information relates to acquired product rights as of March 31, 2006 and December 31, 2005:

(in thousands)	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Product Rights	$3,100	$408	$3,100	$320
     The Company recognized amortization expense of $88,000 and $56,000 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense for the remainder of 2006 will be $263,000 and will be $351,000 for each of the next five years. This amount will increase if additional payments are due to Moreland based on product sales.
5. Geographic Segments
     The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States, Belgium and Canada.
     The following table presents financial information based on the geographic location of the facilities of the Company and for the periods ended (in thousands):
March 31, 2006

	United
	States	International	Total
Total assets	$74,361	$1,474	$75,835
Property and equipment, net	781	203	984
December 31, 2005

	United
	States	International	Total
Total assets	$83,212	$1,749	$84,961
Property and equipment, net	831	224	1,055

Three-month period ended March 31, 2006

	United
	States	International	Total
Product revenues	$295	$48	$343
Grant revenues	—	—	—
Contract revenues	118	11	129
Three-month period ended March 31, 2005

	United
	States	International	Total
Product revenues	$209	$1	$210
Grant revenues	—	223	223
Contract revenues	220	—	220
6. Legal Matters
     In October 2005, a putative class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. In an Order entered on December 19, 2005, the Court consolidated these cases. By Order dated March 2, 2006, the Court appointed lead plaintiffs and approved co-lead counsel. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Act of 1933. Based on a preliminary review and analysis of the complaints, the Company believes that each of the lawsuits is without merit and intends to defend each of these lawsuits vigorously. The Company is not presently able to estimate the potential losses, if any, related to these lawsuits.

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
     We currently market two pharmaceutical products in the United States, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We also market our Solagé product in Canada, along with VANIQA (elflornithine HCI) Cream 13.9% and we expect to launch Denavir® (penciclovir cream) 1% in the third quarter, for which we are the exclusive distributors in Canada. In the United States, we promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. Since approval of Vusion in February 2006, we increased our sales and marketing efforts significantly, including a planned increase from 21 to 60 U.S. sales representatives. We have one New Drug Application under review by the FDA for our Sebazole product candidate. We have other product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including acne, psoriasis, onychomycosis and fungal infections. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. We are currently conducting a screening program to search for new product candidates in the field of dermatology.
     We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offering in the first quarter of 2005.
     We were incorporated in September 2001 and commenced active operations in May 2002. Since our inception we have incurred significant losses. As of March 31, 2006, we had an accumulated deficit of $162.8 million. We plan to continue to invest in research and clinical development studies to develop our product candidates and screen for new product candidates. We also plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect to continue to spend significant amounts on the commercial development of our products, including the sales and marketing of Vusion and Solagé. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.
     Research and clinical development expenses represent:
•	cost incurred for the conduct of our clinical trials,

•	cost incurred in screening and pre-clinical testing of our product candidates,

•	manufacturing development costs related to our clinical product candidates,

•	personnel and related costs related to our research and product development activities (including stock based compensation expense as required under FAS 123(R)), and

•	outside professional fees related to clinical development and regulatory matters.
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
Recent Developments
     In February 2006, the FDA issued an approval letter for Vusion for the treatment of diaper dermatitis complicated by candidiasis in infants. Our existing sales force has begun to actively promote the product to pediatricians and other targeted physicians. We have also implemented our plan to expand to 60 sales territories and began shipping Vusion to the major wholesalers in March of 2006.
     In March 2006, the Company entered into an agreement with Novartis Consumer Health Canada, Inc., an affiliate of Novartis, Inc., pursuant to which we were granted the exclusive rights to market and distribute Denavir® (penciclovir cream) 1% in Canada. Denavir is a topical antiviral prescription medication indicated for the treatment of herpes labialis, also known as cold sores, in adults. This is the only topical antiviral prescription product approved by Health Canada for treating this condition. Under the terms of the agreement, Barrier will be the exclusive distributor of Denavir in Canada and will be responsible for all sales, marketing and distribution activities. Novartis Consumer Health will be responsible for supplying Barrier with finished goods.
     In April 2006, we placed the further U.S. development of our Liarozole product candidate on hold due to the expected cost and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole. We plan to evaluate the possibility of further development activities in the U.S., if any, after we obtain and review the results of the Phase 2/3 clinical trial for the treatment of the lamellar form of congenital icthyosis currently being conducted in Europe and other countries outside of the United States.

Results of Operations
Three month period ended March 31, 2006 and March 31, 2005
          Net Revenue. Net Revenues are summarized below:

	March 31,
(in thousands)	2006	2005

Net product revenue
US	$295	$209
International	48	1

Total net product revenue	343	210
Grant revenue	—	223
Contract revenue	129	220

Total net revenue	$472	$653

     Total net revenue for the quarter was $472,000 a decrease of $181,000 as compared to the same period in 2005. Total net revenues declined during this quarter primarily due to the absence of research grant revenue from the Belgian government in 2006 and lower contract revenue offset in part by higher product revenue in 2006 from the U.S. sales for Solagé and Canadian sales of Solagé and Vaniqa. We expect product revenues to increase in 2006 with the launch of Vusion in the U.S. market. In addition, we expect to recognize revenue starting in the second quarter of 2006 from a new Belgium research grant.
          Net Product Revenues. Included in the current quarter is $343,000 of net product revenue from the U.S. sales for Solagé and Canadian sales of Solagé and Vaniqa as compared to $210,000 for the same period in 2005. We have not recognized revenue related to Vusion in accordance with our revenue recognition policy, but have deferred net sales until we receive prescription demand data.
          Other Revenues. Since the Belgium grant under which we received revenue over the past three years was completed during 2005, grant revenues were absent in the first quarter 2006 as compared with $223,000 recorded in the first quarter of 2005. We have received a new grant from a Belgian governmental agency promoting technology in the Flemish region of Belgium that we anticipate will pay €1.25 million (approximately $1.5 million) over a three-year period starting in 2006. In addition, during the first quarter 2006, we recognized revenue related to commercial contracts of $129,000 a decrease from the $220,000 we recognized during the same period in 2005. This contract revenue represents milestone payments for certain product rights and have been amortized over the estimated service period.
          Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to Solagé was $215,000 for the quarter as compared to $83,000 for the same period in 2005.
          Research and Development Expenses.
     Total research and development expenses for the first quarter 2006 compared to the same period in 2005 decreased by $4.6 million. Aggregate spending related to Sebazole and Hyphanox declined by $3.9 million compared to the same period in 2005 since clinical studies that were ongoing for these products have since concluded.

     Below is a summary of our research and development expenses:

	March 31,	% of	March 31,	% of
(in thousands)	2006	Total	2005	Total

Sebazole	$28	1%	$1,436	15%
Hyphanox	255	5%	2,730	29%
Vusion	243	5%	249	3%
Liarozole	329	7%	478	5%
Other clinical stage products	1,266	26%	1,418	15%
Research and preclinical stage products costs	109	2%	591	6%
Internal costs	2,699	54%	2,583	27%

Total research and development expenses	$4,929	100%	$9,485	100%

     In the preceding table, research and development expenses are set forth in the following seven categories:
• Sebazole— Sebazole expenses for 2006 were minimal because the product is under review from the FDA. Expenses in 2005 were related primarily to our long-term safety study that commenced in the third quarter of 2004, as well as regulatory and manufacturing costs related to the development of this product.
• Hyphanox— Our costs for Hyphanox for 2006 were related to preparation work on a Phase 3 study for onychomycosis. We expect these expenses to increase as we plan to commence this study in the third quarter of 2006. The costs for this product in the first quarter 2005 were primarily related to the completion of a Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis.
• Vusion— Our costs related to Vusion for 2006 decreased $6,000 compared to 2005. In both periods costs related primarily to manufacturing development.
• Liarozole— Our costs for Liarozole in 2006 decreased by $149,000 compared to 2005. In 2006, costs primarily related to our Phase 2/3 trial for the treatment of lamellar ichthyosis being conducted outside of the United States. Our costs for Liarozole in 2005 related to the cost of the review of historical clinical data, clinical supplies and the manufacturing of the active ingredient.
• Other clinical stage product candidates — Other clinical stage product candidate costs for 2006 decreased by $152,000 compared to 2005. Lower expenses in the first quarter of 2006 were attributable to delayed initiation of our Phase 2b trials with Rambazole and Azoline. We expect this activity to increase in 2006 as we move forward with these Phase 2b studies. Spending on Rambazole and Azoline in both periods related to manufacturing development and pre-clinical studies.
• Research and preclinical stage product costs—Our costs for research and preclinical stage products declined by $482,000 partially due to completion of work under a Belgian research grant. These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates, including Ecalcidene which was discontinued last year, and the screening of molecules to identify new product candidates.
• Internal costs— Internal research and development expenses, including personnel and related costs and stock compensation, were $2.7 million for the first quarter 2006, as compared to $2.6 million in the corresponding period in 2005. The increase $116,000 was the result of $491,000 of stock compensation expense under FAS 123(R) in 2006 offset in part by lower personnel and related costs.
     We anticipate that research and development expenses will increase as we further advance our late stage product candidates through clinical development. In addition, we will begin to incur additional expenses for our mid-stage pipeline as we move toward larger and more expensive Phase 2 and Phase 3 trials and devote additional resources to our earlier stage research and preclinical projects. We also expect our personnel and related expenses for research and development to remain at current levels or increase as necessary to support our development activities.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter were $7.5 million compared with $3.8 million for the same quarter in 2005. This increase of $3.7 million over 2005 was the result of $1.6 million increase in costs for our twenty-one territory U.S. sales force launched in the mid-2005, $1.2 million of additional marketing and market research expenses related to Vusion, Solagé and VANIQA, and $1.1 million in stock compensation expense under FAS 123(R).
     We expect sales force and marketing costs will continue to increase as we increase the U.S. sales force to sixty territories and support the launch of Vusion and potentially Sebazole, if approved. If we were to acquire or in-license additional products the related sales and marketing costs may also increase. We expect corporate administrative costs to continue to increase as required to support the growth of the Company.
     Interest income, net of interest expense. Interest income, net of expense, totaled $776,000 for first quarter 2006, an increase of $183,000 as compared to the corresponding period in 2005. This increase was due to higher interest rates partially offset by lower cash, cash equivalents and marketable securities balances.
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
     At March 31, 2006, we had cash, cash equivalents and marketable securities totaling $67.9 million and net working capital of $63.2 million.
Cash Flows. At March 31, 2006, we had $23.0 million in cash and cash equivalents, as compared to $16.9 million at December 31, 2005.
     Cash used in operating activities for the first quarter of 2006 was $10.3 million, mostly related to our $11.4 million net loss resulting primarily from our spending on research and development, commercial operations, corporate administration and working capital requirements offset in part by $1.7 million of non-cash stock compensation expense under FAS 123(R), including options issued to non employees. In 2005 cash used in operating activities was $11.1 million mostly related to a higher net loss from operations reflecting higher spending levels.
     Cash provided by investing activities for quarter ended March 31, 2006 was $16.3 million. This is primarily attributable to $16.3 million of net proceeds from marketable securities. Cash used in investing activities for the quarter ended March 31, 2005 was $15.4 million as more cash was used to invest in higher return marketable securities for a net use of $12.3 million and a $3.1 million used to purchase product rights for Solagé. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.
     Net cash provided by financing activities was $79,000 for the first quarter ended March 31, 2006, related to proceeds from employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan. In the first quarter of 2005, net cash provided by financing activities also included $36.1 million net proceeds from our follow-on offering.

          We expect that our existing cash at March 31, 2006 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next twelve months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
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
          While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.
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
• Discounts and rebates. We sell products primarily to wholesalers and distributors, who in turn sell to pharmacies. From time to time we offer patients a limited time coupon discount on their purchases. We provide a mail-in rebate coupon to the patient with a proof of purchase.
     As a result of these rebate offers, at the time of product shipment, we must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns.
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
Stock-based Compensation
          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the quarter ended March 31, 2006, the Company recorded an expense for stock based compensation of $1.6 million ($0.5 million recorded in research and development expense and $1.1 million recorded in selling, general and administrative expenses).
     As a result of adopting FAS 123(R), the Company’s net loss is expected to be larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the three-month period ended March 31, 2006, the Company’s net loss was approximately $1.6 million higher than if it had continued to account for share-based compensation under APB 25. In addition, basic and diluted net loss per share for the three-month period ended March 31, 2006 would have been $0.41 compared to reported basic and diluted net loss per share of $0.47. That total remaining unrecognized compensation costs related to non vested stock options was $4.9 million as of March 31, 2006 and will be amortized over the weighted-average remaining service period of 3.4 years.
     Prior to January 1, 2006, as allowed by SFAS 123, the Company had applied the intrinsic value-based method of accounting prescribed in APB 25 and its related interpretations, and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. For pro forma purposes, the stock compensation expense was based on an accelerated vesting method. SFAS 123 pro forma information regarding net loss was required by SFAS 123, and had been determined as if the Company had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair value of the options were estimated using the Black-Scholes pricing model. In addition, no compensation expense was recorded in the financial statements for shares purchased under the Company’s Employee Stock Purchase Plan as that plan was considered non-compensatory under APB 25.
     In addition, prior to the adoption of FAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of changes in shareholders equity with a corresponding credit to additional paid in capital. Upon the adoption of FAS 123(R), these amounts were offset against each other. Under FAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid in capital, and the deferred compensation balance of $532,000 at December 31, 2005 was netted against additional paid in capital.
     APB 25 did not permit the estimation of forfeitures for the unvested awards outstanding, and therefore forfeitures were recognized as they occurred. Under FAS 123(R), an estimate of forfeitures must be made for the unvested awards outstanding as of the adoption date. As such, an adjustment to record the cumulative effect of a change in accounting principle is needed to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested on the adoption date. As such, the Company recognized a cumulative effect adjustment of $57,000 as of January 1, 2006 related to the accounting change for forfeitures.
     FAS No. 123(R) does not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $59,000 and $189,000, for the three-month periods ended March 31, 2006 and 2005, respectively.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In October 2005, a putative class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. In an Order entered on December 19, 2005, the Court consolidated these cases. By Order dated March 2, 2006, the Court appointed lead plaintiffs and approved co-lead counsel. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Act of 1933. Based on a preliminary review and analysis of the complaints, the Company believes that each of the lawsuits is without merit and intends to defend each of these lawsuits vigorously. The Company is not presently able to estimate the potential losses, if any, related to these lawsuits.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
Risks Related to Our Financial Results and Need for Additional Financing
We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
          Since our inception in September 2001, we have incurred significant operating losses and, as of March 31, 2006, we had an accumulated deficit of $162.8 million. We currently market Vusion and Solagé in the United States and Solagé and VANIQA in Canada. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:
•	conduct additional clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our products;

•	hire additional clinical, scientific, sales and marketing and management personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, marketed products or businesses.
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
          As of March 31, 2006, we had cash, cash equivalents and marketable securities of $67.9 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements for at least the next twelve months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
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
     If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing that we raise or additional equity we may sell may contain terms that are not favorable to us or our common stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. Lack of funding could adversely affect our ability to pursue our business. For example, if adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.
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
     For example, the FDA has placed our Liarozole and oral Rambazole product candidates on clinical hold. Moreover, due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further U.S. development of this product candidate on hold. We may never complete the development of Liarozole in the U.S. Another example of this type of risk involves our Hyphanox product candidate, which, as announced in June 2005, failed to reach the primary endpoint in its Phase 3, non-inferiority trial for the treatment of vaginal candidiasis. Consequently, the results of this trial were not sufficient to support a filing for regulatory approval for Hyphanox in that indication.
     With respect to some of our product candidates, we expect to rely on the data and results of pre-clinical tests and clinical trials that were performed by or on behalf of Janssen Pharmaceutica Products, L.P. and its affiliates prior to our acquisition of these product candidates. It is possible that these trial results may not be predictive of the results of the clinical trials that we conduct for our product candidates. In addition, the results of these prior clinical trials may not be acceptable to the FDA or similar foreign regulatory authorities because the data may be incomplete, outdated or not otherwise acceptable for inclusion in our submissions for regulatory approval.

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
          For example, our planned pivotal clinical trials for Hyphanox for the treatment of fingernail onychomycosis were delayed due to the FDA’s request that we conduct an additional pharmacokinetic, or PK, study prior to finalizing the design for, and subsequently initiating, those trials. We have submitted a protocol to the FDA for a Phase 3 clinical trial to test Hyphanox in the treatment of toenail onychomycosis and are currently in discussion with the FDA regarding the requirements for that study. If the trial is further delayed due to other FDA requirements or otherwise, we may not be able to commercialize this product candidate on a timely basis.
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
          The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not directly follow successful completion of Phase 2 clinical trials because, under recently revised guidelines of the International Conference on Harmonization, or ICH, the FDA may require a cardiovascular safety study at the expected dose and an elevated dose prior to initiating Phase 3 clinical trials.
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
          In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example in May 2005, the FDA issued a not approvable letter for Vusion. Although the FDA ultimately approved our Vusion product in February 2006, the FDA’s initial interpretation of our data and resulting not approvable letter resulted in delay of approximately nine months.
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
          For example, the submission of our NDA for Sebazole was delayed until September of 2005 due to the time it took us to respond to requests from the FDA for us to obtain six-month data from our long-term safety study. The FDA is now reviewing our NDA submission to determine if the product can be approved. It is possible that the FDA could request additional information prior to issuing an action letter which would result in delays in the approval process. In addition, consistent with applicable regulatory guidelines, we included six-month safety data from our long term safety study in our NDA submission and provided the one year safety data at the four month safety update submitted to the FDA in January 2006. If the FDA determines that the one year data is a substantial addition to the NDA during its review, the FDA could extend its review time.
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
          In addition, any proposed brand name that we intend to use for our product candidates will require approval from the FDA. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. In connection with our NDA filing for our Sebazole product candidate, we submitted for approval the brand name “Sebazole”, as well as two potential alternatives. If none of the brand names that we submitted are approved by the FDA, the launch of this product candidate, if approved, could be delayed.
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
Some of our product candidates are based on new chemical entities that have not been extensively tested in humans, which may affect our ability or the time we require to obtain necessary regulatory approvals.
          Some of our product candidates are based on new chemical entities that have not been extensively tested in humans. The regulatory requirements governing these types of products may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer and more expensive regulatory process in connection with obtaining regulatory approvals of these types of product candidates.
          This risk is particularly applicable to our Liarozole and Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although Liarozole and oral Rambazole are not synthetic retinoids, they block the intracellular metabolism of natural retinoic acid in cells, resulting in an increased accumulation of the body’s own retinoic acid. Since this accumulation is designed to provide the same therapeutic benefits of synthetic retinoid therapy, the FDA may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our Liarozole and oral Rambazole product candidates on clinical hold. Due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further U.S. development of this product candidate on hold. Also, although the mechanism of action of our topical Rambazole product candidate has not been established, we may experience a longer and more expensive regulatory process for this product candidate since it contains the same active ingredient as oral Rambazole.

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
Our revenues depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
     Our operating results and business success depend, in part, on whether adequate reimbursement is available for the use of our products by hospitals, clinics, doctors and patients. Third-party payors include state and federal programs such as Medicare and Medicaid, managed care organizations, private insurance plans and health maintenance organizations. Because of the size of the patient population covered by managed care organizations, it is important to our business that we market our products to them and to the pharmacy benefit managers that serve many of these organizations. If only a portion of the cost of our prescription products is paid for or reimbursed, our products could be less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians.
     Managed care organizations and other third-party payors negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored on formularies. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If a product is excluded from a formulary, its usage may be sharply reduced in the managed care organization patient population. If our products, particularly our Vusion product, are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.
If we fail to comply with the laws governing the marketing and sale of our products regulatory agencies may take action against us, which could significantly harm our business.
     As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we need to comply with now that we are engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs that are covered under Medicaid, such as Vusion and Solagé, and Medicare, must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The OIG is also responsible for enforcing the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency.
     Since, as part of our commercialization efforts, we provide physicians with samples we must comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.
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

     Moreover, many states have enacted laws dealing with fraud and abuse, false claims, the distribution of prescription drug samples and the calculation of best price. These laws typically mirror the federal laws but in some cases, the state laws are more stringent than the federal laws and often differ from state to state, making compliance more difficult. We expect more states to enact similar laws, thus increasing the number and complexity of requirements with which we would need to comply.
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
     We plan to consider, as appropriate, acquisitions of businesses, which may subject us to a number of risks that may affect our stock price, operating results and financial condition. If we were to acquire a business in the future, we would need to consolidate and integrate its operations with our business. Integration efforts often take a significant amount of time, place a significant strain on our managerial, operational and financial resources, and could prove to be more difficult and expensive than we predicted. If we fail to realize the expected benefits from acquisitions we may consummate in the future, our business, results of operations and financial condition could be adversely affected.
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
          We do not have any manufacturing experience or facilities. We rely on third-party contract manufacturers to produce the products that we commercialize and use in our clinical trials. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:
•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical development schedules or adequately manufacture our products in commercial quantities when required.

•	Changing manufacturers may be difficult because the number of potential manufacturers for some of our product candidates may be limited and, in one case, there is only a single source of supply. Specifically, the intermediate for our product candidate Hyphanox is manufactured using a process that is proprietary to our contract manufacturer. We do not have a license to the technology used by our contract manufacturer to make the intermediate needed for the Hyphanox tablets. If this manufacturer cannot provide adequate supplies of the intermediate for Hyphanox, we cannot sublicense this technology to a third party to act as our supplier. As a result, it may be difficult or impossible for us to find a qualified replacement manufacturer quickly or on terms acceptable to us, the FDA and corresponding foreign regulatory agencies, or at all.

•	Each of our marketed products and, with the exception of Hyphanox, each of our later stage product candidates, could be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

•	Our contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or our employees to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Our contract manufacturers may breach our manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.
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
          The patent rights that we own or have licensed relating to our products and product candidates are limited in ways that may affect our ability to exclude third parties from competing against us. In particular:
•	We do not hold composition of matter patents covering the active pharmaceutical ingredients of Vusion, Solagé, or our Sebazole and Hyphanox product candidates. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients for Solagé, Vusion, Sebazole and Hyphanox are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold. The United States patent covering the active ingredient in Liarozole expires in 2006.

•	We do not hold composition of matter patents covering the formulations of some of our later stage product candidates. Composition of matter patents on formulations can provide protection for pharmaceutical products to the extent that the specifically covered formulations are important. For our product candidates for which we do not hold composition of matter patents covering the formulation, competitors who obtain the

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
     Although we own or otherwise have rights to a number of patents, these patents may not effectively exclude competitors. The issuance of a patent is not conclusive as to its validity or enforceability and third parties may challenge the validity or enforceability of our patents. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued United States patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in the foreign patents or patent applications. It is possible that a competitor may successfully challenge our patents or that challenges will result in the elimination or narrowing of patent claims and, therefore, reduce our patent protection.
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
          We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Geert Cauwenbergh, our Chief Operating Officer, Alfred Altomari and our Chief Research and Development Officer, Charles Nomides, for our business success. Dr. Cauwenbergh and Mr. Nomides have a long history and association with our current product candidates and intellectual property. Our employment agreements with these and our other executive officers are terminable on short notice or no notice. The loss of any one of these individuals would result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and approval of our product candidates. We do not carry key man life insurance on the lives of any of our personnel.
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
          The Medicare Prescription Drug Improvement and Modernization Act of 2003 reforms the way Medicare will cover and reimburse for pharmaceutical products. The legislation expands Medicare coverage for drug purchases by the elderly and eventually will introduce a new reimbursement methodology based on average sales prices for drugs. In addition, the new legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of the new legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our products and could seriously harm our business.
Foreign governments tend to impose strict price controls, which may adversely affect our revenues.
          In some foreign countries, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our business could be materially harmed. The risk of being unable to obtain pricing at a satisfactory level is greater for products for which the active ingredient is generically available such as our Vusion, Sebazole and

Hyphanox product candidates.
          For example, although our Vusion product candidate, which we intend to market under the name “Zimycan” in Europe, has received marketing approval from several countries in Europe, our distributor has not launched that product in any of those countries, primarily due to the need to obtain pricing approval. This product might not be launched in any country in which we are not able to obtain pricing approval at a satisfactory level.
We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability for a product and may have to limit its commercialization.
     The use of our product candidates in clinical trials and the sale of products may expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, be required to limit the commercialization of our product candidates and face adverse publicity. We have product liability insurance coverage with a $10 million annual aggregate coverage limit, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash.
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
          Market prices for securities of biopharmaceutical and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	results of our clinical trials or those of our competitors;

•	the regulatory status of our product candidates;

•	failure of any of our products to achieve commercial success;

•	developments concerning our competitors and their products;

•	success of competitive products and technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture any products to commercial standards;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of health care payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.
          If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. For example, in October 2005, a putative class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. The complaints filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Act of 1933.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial and accounting officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial and accounting officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

May 9, 2006	By	GEERT CAUWENBERGH

Geert Cauwenbergh, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	ANNE M. VANLENT

Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)