Form 10-Q
period 2006-06-30
BARRIER THERAPEUTICS INC
filed 2006-08-08
CIK 1173657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50680
BARRIER THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	22-3828030 (I.R.S. Employer Identification Number)

600 College Road East, Suite 3200 Princeton, NJ (Address of Principal Executive Offices)	08540 (Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.0001	Outstanding as of August 3, 2006 24,144,490 Shares

BARRIER THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:
•	the trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Liarozole, Rambazole™, Azoline and Hyphanox™ product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole and Azoline product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Xolegel™ , Vusion™ and Solagé® products;

•	the timing of the commercial launch of Xolegel or any of our product candidates, if approved;

•	the commercialization of any of our product candidates, if approved; and

•	other statements regarding matters that are not historical facts or statements of current condition.
          Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include our ability to:
•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products and product candidates, if approved, and generate revenues;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Azoline and Rambazole product candidates;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies; and

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BARRIER THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,377	$16,891
Marketable securities	34,518	61,229
Interest receivable	449	755
Receivables, net of allowances of $44 and $14, respectively	1,527	593
Finished goods inventories	616	380
Prepaid expenses and other current assets	1,732	1,227

Total current assets	62,219	81,075
Property and equipment, net	1,071	1,055
Product rights, net	2,604	2,780
Other assets	122	51

Total assets	$66,016	$84,961

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$345	$379
Accounts payable	5,349	3,110
Accrued expenses	4,741	4,146
Deferred revenue	1,311	637
Other current liabilities	7	18

Total current liabilities	11,753	8,290
Notes payable, long-term portion	249	405
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 24,143,969 issued and outstanding at June 30, 2006; and 24,095,875 issued and outstanding at December 31, 2005	2	2
Additional paid-in capital	230,921	228,490
Accumulated deficit	(176,728)	(151,441)
Deferred compensation	—	(532)
Accumulated other comprehensive loss	(181)	(253)

Total stockholders’ equity	54,014	76,266

Total liabilities and stockholders’ equity	$66,016	$84,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Net product revenues	$1,077	$95	$1,420	$305
Other revenues	4	377	133	820

Total revenues	1,081	472	1,553	1,125

Costs and expenses:
Cost of product revenues	483	103	698	185
Research and development	5,246	7,306	10,175	16,791
Selling, general and administrative	9,990	4,617	17,525	8,452

Total operating expenses	15,719	12,026	28,398	25,428

Loss from operations	(14,638)	(11,554)	(26,845)	(24,303)
Interest income	741	759	1,535	1,366
Interest expense	(16)	(14)	(34)	(29)

Net loss before cumulative effect of change in accounting principle	(13,913)	(10,809)	(25,344)	(22,966)
Cumulative effect of change in accounting principle	—	—	57	—

Net loss	$(13,913)	$(10,809)	$(25,287)	$(22,966)

Basic and diluted net loss before and after cumulative effect of change in accounting principle per share	($0.58)	($0.45)	($1.05)	($0.98)

Weighted-average shares outstanding—basic and diluted	24,133,278	23,839,701	24,107,774	23,323,399
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(25,287)	$(22,966)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	259	206
Amortization of product rights	176	144
Stock based compensation expense	2,840	1,104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(505)	72
Finished goods inventories	(236)	(30)
Receivables	(934)	(34)
Interest receivable	306	(225)
Accounts payable and accrued expenses	2,834	(667)
Deferred revenue	674	118
Other, net	(80)	(3)

Net cash used in operating activities	(19,953)	(22,281)
Investing activities
Purchase of fixed assets	(275)	(53)
Purchase of product rights	—	(3,100)
Purchase of marketable securities	(15,743)	(59,769)
Maturities of marketable securities	42,454	62,095

Net cash provided by (used in) investing activities	26,436	(827)
Financing activities
Repayment of notes payable	(190)	(128)
Proceeds from issuance of common stock, net	—	36,098
Proceeds from exercise of stock options and other benefit plans	197	452

Net cash provided by financing activities	7	36,422
Effect of exchange rate on cash and cash equivalents	(4)	(6)

Net increase in cash and cash equivalents	6,486	13,308
Cash and cash equivalents, beginning of period	16,891	11,908

Cash and cash equivalents, end of period	$23,377	$25,216

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$34	$29

Non-cash investing and financing activities
Release of formerly restricted stock	$2	$2

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
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”).
     Consolidation
     The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant intercompany transactions and balances are eliminated in consolidation.
     Revenue Recognition
     The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Statement of Financial Accounting Standards No. 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.
     Net Product Revenue. In the United States and Canada, the Company sells its products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.
          At the time of a new product launch, the Company utilizes a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates the Company defers revenue on sales to wholesalers until a reliable estimate of returns, discounts and related end user demand can be made. The Company attempts to monitor inventory levels at wholesalers and pharmacies to ensure these levels remain within normal levels. The Company estimates inventory at wholesalers based on historical sales to wholesalers, inventory data provided by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
          The Company records allowances for product returns, Medicaid and coupon rebates and other discounts at the time of sale, and report revenue net of such amounts. In determining allowances for product returns, Medicaid and coupon rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company must estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
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
     • Medicaid Rebates - In some states the Company participates or has applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, the Company will pay a rebate to each participating state and local government for its products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
     The Company establishes an accrual in the amount equal to its estimate of Medicaid rebates attributable to its sales in the period in which the sale is recorded as revenue. Although the Company accrues a liability for estimated Medicaid rebates at the time the sale is recorded, the actual Medicaid rebate related to that may not be billed for months after the sale. The Company considers the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of its products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from its customers; product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel in determining the appropriate accrual amount. The Company analyzes the accrual at least quarterly and will adjust the balance as required.
     • Coupon Rebates - From time to time the Company offers patients a limited time coupon discount on their purchases. The Company provides a mail-in rebate coupon to the patient with a proof of purchase. As a result of these rebate offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases its estimates on the historic coupon redemption rates for similar products received from third party administrators, which detail historic patterns.
     The Company will adjust its allowances for product returns, Medicaid and coupon rebates based on its actual sales experience, and will likely be required to make adjustments to these allowances in the future. The Company will continually monitor its allowances and make adjustments when it believes actual experience may differ from its estimates.
     • International Distribution Partners. Under agreements with international distribution partners, the Company plans to sell product to distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.
     Other Revenues. Contract revenues include license fees, royalties and other payments associated with collaborations with third parties. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.
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
     Adoption of FAS 123(R)
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the quarter ended June 30, 2006, the Company recorded an expense for stock based compensation of $1.1 million ($0.3 million recorded in research and development expense and $0.8 million recorded in selling, general and administrative expenses). For the six months ended June 30, 2006, the Company recorded an expense for stock based compensation of $2.7 million ($0.8 million recorded in research and development expense and $1.9 million recorded in selling, general and administrative expenses).
     As a result of adopting FAS 123(R), the Company’s net loss is expected to be larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the three- and six-month period ended June 30, 2006, the Company’s net loss was approximately $1.1 and $2.7 million higher, respectively than if the Company had continued to account for share-based compensation under APB 25.
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
          Stock Options
          Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. For the three- and six-month period ended June 30, 2006, stock based compensation expense recognized was approximately $1.1 million and $2.7 million, respectively. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended June 30,
	2006	2005
Risk-free interest rate	5.01%	4.0%
Dividend yield	0%	0%
Expected life	5.75 – 6.25 years	6.0 years
Volatility	68%	75%
Forfeiture rate	6.6%	N/A
     The following table illustrates the effect on net income and earnings per share for the three- and six-month period ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to all of its stock-based compensation plans.

	Three months	Six months
	ended,	ended,
	June 30, 2005	June 30, 2005
Net loss, as reported	$(10,809)	$(22,966)
Add: Non-cash employee compensation as reported	246	536
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,439)	(2,274)

SFAS 123 pro forma net loss	(12,002)	(24,704)

Basic and diluted loss	$(0.45)	$(0.98)

Basic and diluted loss per share, SFAS 123 pro forma.	$(0.50)	$(1.06)

     The following table summarizes information about stock option activity for the six-month period ended June 30, 2006:

	Options Outstanding
	Shares		Option	Weighted-
	Available	Number	Price	Average
	for	of	Per Share	Exercise
	Grant	Shares	Range	Price
Balance at December 31, 2005	817,010	1,819,587	$0.60-19.98	$8.32
Shares authorized	1,000,000	—	—	—
Options granted	(418,400)	418,400	$8.18-11.23	$8.93
Options exercised	—	(14,782)	$0.60-4.00	$1.65
Options forfeited	24,357	(24,357)	$1.00-16.50	$9.79

Balance at March 31, 2006	1,422,967	2,198,848	$0.60-19.98	$8.47
Shares authorized	—	—	—	—
Options granted	(123,400)	123,400	$5.40-9.48	$6.43
Options exercised	—	(10,165)	$0.60-8.60	$2.29
Options forfeited	60,135	(60,135)	$0.60-15.49	$9.85

Balance at June 30, 2006	1,359,702	2,251,948	$0.60-19.98	$8.36

     The following table summarizes information about vested stock options outstanding:

	June 30, 2006	December 31, 2005
	2006	2005
Vested stock options	1,073,700	696,010
Weighted-average exercise price	$6.61	$4.68
Weighted-average contractual term	7.50	7.60
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price	Number of Options	Price	Contractual Life	Number of Options	Price
$0.60 – $1.50	511,702	$0.85	6.6	427,821	$0.81
3.00 – 4.00	142,855	$3.62	7.4	118,840	$3.59
4.01 – 8.00	327,500	$7.28	8.5	122,590	$7.98
8.01 – 10.00	556,300	$9.00	9.5	141,147	$8.93
10.01 – 14.00	272,691	$12.32	8.2	186,856	$12.31
14.01 – 20.00	440,900	$16.16	8.5	185,446	$15.86

	2,251,948	$8.36	8.2	1,182,700	$6.98

     The difference between the number of vested stock options and the number of options exercisable relate to options granted to each non-employee, non-investor member of the Board of Directors. Stock options granted to Board members are immediately exercisable, but not vested.
     The weighted-average fair value of stock options granted for the three- month periods ended June 30, 2006 and 2005, was $6.43 and $16.08, respectively. The intrinsic value of stock options exercised was approximately $56,000 and $1,609,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The total fair value of shares vested during the three-month periods ended June 30, 2006 and 2005 was $1,361,000 and $847,000, respectively.
     The weighted-average fair value of stock options granted for the six- month periods ended June 30, 2006 and 2005, was $8.36 and $15.81, respectively. The intrinsic value of stock options exercised was approximately

$186,000 and $2,380,000 for the six-month periods ended June 30, 2006 and 2005, respectively. The total fair value of shares vested during the six-month periods ended June 30, 2006 and 2005 was $3,405,000 and $2,128,000, respectively.
     That total remaining unrecognized compensation costs related to unvested stock options was $4.3 million as of June 30, 2006 and will be amortized over the weighted-average remaining service period of 3.4 years.
     FAS 123(R) does not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $23,000 and $259,000, for the three-month periods ended June 30, 2006 and 2005, respectively and $82,000 and $448,000 for the six-months ended June 30, 2006 and 2005, respectively.
3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net loss	($13,913)	($10,809)	($25,287)	($22,966)
Foreign currency translation	5	(19)	(4)	(2)
Change in unrealized net gain/(loss) on marketable securities	46	97	76	48

Comprehensive loss	($13,862)	($10,731)	($25,215)	($22,920)
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

     The following information relates to acquired product rights as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Product Rights	$3,100	$496	$3,100	$320
     The Company recognized amortization expense of $88,000 for both the three months ended June 30, 2006 and 2005 and $176,000 and $144,000 for the six months ended June 30, 2006 and 2005, respectively. Amortization expense for the remainder of 2006 will be $175,000 and will be $351,000 for each of the next five years. Effective January 1, 2006, the Company is obligated to pay a 5% royalty to Moreland under the Product Acquisition Agreement up to a maximum of $2 million through December 31, 2010. For the six months ended June 30, 2006, the Company recorded approximately $33,000 of royalties in cost of product revenues based on the agreement.
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
     The following table presents financial information based on the geographic location of the facilities of the Company and for the periods ended (in thousands):

June 30, 2006
	United States	International	Total
Total assets	$64,597	$1,419	$66,016
Property and equipment, net	841	230	1,071

December 31, 2005
	United States	International	Total
Total assets	$83,212	$1,749	$84,961
Property and equipment, net	831	224	1,055

Six-month period ended June 30, 2006
	United States	International	Total
Total revenues	$1,444	$109	$1,553

Six-month period ended June 30, 2005
	United States	International	Total
Total revenues	$639	$486	$1,125
6. Legal Matters
     In October 2005, a putative class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against the Company and certain of its officers, all pleading essentially the same allegations. In an Order entered on December 19, 2005, the Court consolidated these cases. By Order dated March 2, 2006, the Court appointed lead plaintiffs and approved co-lead counsel. On May 22, 2006, lead plaintiffs filed a Consolidated Class Action Complaint for Violations of Federal Securities Laws (“Complaint”). The Complaint brings claims against the Company, certain of its officers and a director (collectively “Barrier”) and Morgan Stanley & Co., Inc. and J.P. Morgan Securities, Inc., underwriters for the Company’s initial public offering in 2004 and secondary offering in 2005, as well as Pacific Growth Equities, LLC, an underwriter for the Company’s secondary offering in 2005 (collectively “the Underwriters.”) The Complaint asserts that Barrier and the Underwriters violated Sections 11 and 12 of the Securities Act of 1933, that Barrier violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the individual defendants are liable for controlling person liability under Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934. The Complaint is based upon purported misstatements relating to Vusion and Hyphanox. Defendants’ response to the Complaint is due over the summer of 2006. Based on a preliminary review and analysis of the Complaint, the Company believes that the lawsuit is without merit and intends to defend it vigorously. The Company is not presently able to estimate the potential losses, if any, related to these claims.
7. Subsequent Event
     On July 28, 2006, the U.S. Food and Drug Administration (FDA) approved Xolegel™ (ketoconazole, USP) Gel, 2% for the topical treatment of seborrheic dermatitis. Xolegel™, previously referred to by the Company as Sebazole™, is a topical formulation consisting of 2.0% ketoconazole, an antifungal agent, formulated in a waterless gel for once-daily application. Seborrheic dermatitis is a common skin inflammation characterized by a red, scaly, itchy rash primarily occurring on the face, scalp, hairline, eyebrows and trunk and often recurs, requiring re-treatment over time. Xolegel™ is the first prescription gel formulation of ketoconazole approved in the U.S. for the treatment of seborrheic dermatitis.

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
     We currently market three pharmaceutical products in the United States, Xolegel (ketoconazole, USP) Gel 2%, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We also market our Solagé product in Canada, along with VANIQA (elflornithine HCI) Cream 13.9% for which we are the exclusive distributor in Canada. In the United States, we promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. Since the approval of Vusion in February 2006, we increased our sales and marketing efforts significantly, including an increase from 21 to 60 U.S. sales representatives. We have other product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including acne, psoriasis, onychomycosis and fungal infections. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. We are currently conducting a screening program to search for new product candidates in the field of dermatology.
     We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offering in the first quarter of 2005.
     We were incorporated in September 2001 and commenced active operations in May 2002. Since our inception we have incurred significant losses. As of June 30, 2006, we had an accumulated deficit of $176.7 million. We plan to continue to invest in research and clinical development studies to develop our product candidates and screen for new product candidates. We also plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect to continue to spend significant amounts on the commercial development of our products, including the sales and marketing of Xolegel, Vusion and Solagé. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.
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
     Selling, general and administrative expenses consist primarily of salaries and other related personnel costs, marketing and promotion, general corporate activities, professional fees and facilities. We expect these costs to increase in 2006, as we continue to expand our sales organization and launch Xolegel and Vusion. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products.
     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:
•	the timing and extent of recognition of product and other revenues;

•	the timing of any contract, license fee or royalty payments that we may receive or be required to make;

•	the timing and outcome of our applications for regulatory approvals;

•	the timing and extent of marketing and selling expenses;

•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing and extent of employee stock grants and stock option grants.
Recent Developments
     On July 28, 2006, the U.S. Food and Drug Administration (FDA) approved Xolegel™ (ketoconazole, USP) Gel, 2% for the topical treatment of seborrheic dermatitis. Xolegel™, previously referred to by us as Sebazole™, is a topical formulation consisting of 2.0% ketoconazole, an antifungal agent, formulated in a waterless gel for once-daily application. Seborrheic dermatitis is a common skin inflammation characterized by a red, scaly, itchy rash primarily occurring on the face, scalp, hairline, eyebrows and trunk and often recurs, requiring re-treatment over time. Xolegel™ is the first prescription gel formulation of ketoconazole approved in the U.S. for the treatment of seborrheic dermatitis.

Results of Operations
Three and six months ended June 30, 2006 and June 30, 2005
     Net Revenues. Net Revenues are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net product revenues
US	$949	$59	$1,244	$268
International	128	36	176	37

Total net product revenues	1,077	95	1,420	305
Other revenues	4	377	133	820

Total net revenues	$1,081	$472	$1,553	$1,125

     Total net revenue for the three months ended June 30, 2006 was $1.1 million as compared to $472,000 for the same period in 2005. Total net revenues for the six months ended June 30, 2006 was $1.6 million, an increase of $428,000, as compared to $1.2 million for the same period in 2005. Total net revenues growth during this quarter is primarily due to the launch of Vusion in the U.S. market.
     Net Product Revenues. Net product revenues increased significantly for the three months ended June 30, 2006 verses the same period in 2005. The $982,000 increase mostly reflects the recent launch of Vusion in the US as well as increased sales from our other commercial products in the US and Canada. Net product revenues increased for the six months ended June 30, 2006 by $1.1 million compared to the same period in 2006 primarily due to launch of Vusion.
     Other Revenues. Other revenues consist of grant revenues and milestone payments for certain product rights which are amortized over the estimated service period. Other revenues declined $373,000 for the three months ended June 30, 2006 compared to the same period in 2005, and $687,000 for the six months ended June 30, 2006 compared to the same period in 2006. The lower grant revenue relates to payments on a Belgium research grant. Since we received a new grant earlier this year from a Belgian governmental agency promoting technology in the Flemish region of Belgium that will pay €1.25 million (approximately $1.6 million) over a three-year period starting in 2006, we anticipate grant revenues will grow in future quarters. In addition, as we look to license existing products and amortize existing milestones, we anticipate other revenues may grow in future periods.
     Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to our commercial products was $483,000 for the second quarter 2006 as compared to $103,000 for the same period in 2005. This reflects the increase in product sales volume and the recording of a $206,000 allowance for inventory obsolescence in Europe. Total cost of product revenues for the six months ended June 30, 2006 increased $513,000 compared to the same period in 2005 primarily due to higher sales volumes and the recording of the previously mentioned inventory obsolescence reserve.

Research and Development Expenses.
     Total research and development expenses in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 decreased $2.1 million, and for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 decreased $ 6.6 million, primarily due to decrease project spending during this 2006.
     Below is a summary of our research and development expenses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005

Marketed Products	$639	$234	$904	$483
Xolegel	207	765	235	2,201
Hyphanox	766	1,459	1,021	4,189
Liarozole	455	347	784	826
Other clinical stage products	561	1,758	1,765	3,129
Research and preclinical stage products costs	228	302	378	940
Internal costs	2,390	2,441	5,088	5,023

Total research and development expenses	$5,246	$7,306	$10,175	$16,791

     In the preceding table, research and development expenses are set forth in the following seven categories:
• Marketed Products — Expenses for second quarter 2006 increased $405,000 compared to the same period in the previous year due to a label supplement filing fee for Solage and costs related to submission of Vusion for regulatory review in Canada. Expenses for six months ending June 30, 2006 compared to the six months ended June 30, 2005 increased $421,000. In both periods, costs related primarily to manufacturing development and regulatory filing and preparation expenses.
• Xolegel — Expenses in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 decreased $558,000. Expenses in 2005 were higher due primarily to our long-term safety study, as well as regulatory and manufacturing costs related to the development of this product. Xolegel expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 decreased $2.0 million for the reasons previously mentioned.
• Hyphanox — Expenses in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 decreased $693,000. Our costs for Hyphanox for 2006 were primarily related to preparation work on a Phase 3 study for onychomycosis. We expect these expenses to increase as we have commenced this study in the third quarter of 2006. The costs for this product in the second quarter 2005 were primarily related to the completion of a Phase 3 pivotal clinical trial for the treatment of vaginal candidiasis. Hyphanox expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 decreased $3.2 million due to the same reasons discussed above.
• Liarozole — Expenses for three months ending June 30, 2006 compared to the three months ended June 30, 2005 increased by $108,000. The costs are primarily related to our Phase 2/3 trial for the treatment of lamellar ichthyosis being conducted outside of the United States. Our costs for Liarozole in 2005 related to the cost of the review of historical clinical data, clinical supplies and the manufacturing of the active ingredient. Liarozole expenses for six months ending June 30, 2006 compared to six months ended June 30, 2005 decreased $42,000 due to manufacturing occurring in 2005, which did not reoccur in 2006.
• Other clinical stage product candidates — Other clinical stage product candidate costs for three months ending June 30, 2006 decreased by $1.2 million compared to the same period in 2005. Other clinical stage product candidates costs for six months ending June 30, 2006 cost decreased $1.4 million compared to the same period in 2005. Spending on Rambazole and Azoline in both periods related primarily to manufacturing development and pre-clinical studies. We expect expenses for these products to increase in 2006 as we incur increased costs related to Phase 2b studies for oral Rambazole and Azoline.
• Research and preclinical stage product costs—Our costs for research and preclinical stage products for three months ending June 30, 2006 declined by $74,000 as compared to the corresponding period in 2005. Research and preclinical stage product costs for six months, ending June 30, 2006 costs declined $562,000 as compared to the corresponding period in 2005. This decline is partially due to completion of work under a Belgian research grant. These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates, including Ecalcidene which was discontinued last year, and the screening of molecules to identify new product candidates.
• Internal costs— Internal research and development expenses, including personnel and related costs and stock compensation, decreased $51,000 for the three months ending June 30, 2006 as compared to the corresponding period in 2005. The decrease is due to lower personnel and related costs offset partially by $284,000 of stock compensation expense under FAS 123(R) in the second quarter 2006. Internal costs for six months ending June 30, 2006 costs increased $65,000 as compared to the corresponding period in 2005. The increase during the six months ended June 30, 2006 included $775,000 of stock compensation expense under FAS 123(R) partially offset by lower personnel related costs and consulting fees.
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
     Selling, general and administrative expense. Selling, general and administrative expenses totaled $10 million for the three months ended June 30, 2006, an increase of $5.4 million over the corresponding period in 2005. Selling, general and administrative expenses increased $9.1 million for the six months ended June 30, 2006 compared to the same period in 2005. Our U.S. sales force, which was launched during the middle of 2005 and expanded from 21 to 60 sales associates last quarter, accounted for $2.8 million of this increase for the second quarter 2006 compared to the same period in 2005, and $4.5 million of this increase for the six months ended June 30, 2006 as compared to the same period in 2006. In addition, brand marketing and market research expenses increased $1.7 million for the second quarter 2006 compared to the same period in 2005, and $2.3 million for the six months ended June 30, 2006 as compared to the same period in 2006. This increase is due to costs related to the recent launch of Vusion, pre-launch expenses for Xolegel, and support of our other commercial products in the U.S., Canada and Europe. Additionally, $843,000 of stock compensation expense was recorded under FAS 123(R) in the second quarter 2006 and $2.0 million for the six months ended June 30, 2006.
     We expect sales force costs and brand marketing and market research costs will remain at current levels and may increase as we support the launch of Xolegel and continue to invest in our commercial products. If we were to acquire or in-license additional products the related sales and marketing costs may also increase. We expect corporate administrative costs to continue to increase as required to support the growth of the Company.
     Interest income, net of interest expense. Interest income, net of expense, totaled $725,000 for the three months ended June 30, 2006, a decrease of $20,000 as compared to the corresponding period in 2005. This decrease was due to lower investment balances partially offset by higher interest rates. Interest income, net of expense, totaled $1.5 million for the six months ended June 30, 2006, an increase of $164,000 as compared to the corresponding period in 2005. This increase was the result of higher interest rates partially offset by lower investment balances.

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
          In September 2003, the Company entered into an equipment and furniture financing arrangement with a third party for up to $750,000, which was increased to $1,500,000 in 2004, with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time it receives funding, the Company will enter into a promissory note with a term of three years, secured by the related equipment and furniture.
          At June 30, 2006, we had cash, cash equivalents and marketable securities totaling $57.9 million and net working capital of $50.5 million.
Cash Flows. At June 30, 2006, we had $23.4 million in cash and cash equivalents, as compared to $16.9 million at December 31, 2005.
     Cash used in operating activities for the first six months of 2006 was $20.0 million, mostly related to our $25.3 million net loss resulting primarily from our spending on research and development, commercial operations, corporate administration and accounts receivable and inventory requirements offset in part by $2.8 million of non-cash stock compensation expense under FAS 123(R), and an increase of $2.8 million in accounts payable and accrued expenses. In 2005 cash used in operating activities was $22.3 million mostly related to a higher net loss from operations reflecting higher spending levels.
     Cash provided by investing activities for the six months ended June 30, 2006 was $26.4 million. This is primarily attributable to $26.7 million of net proceeds from marketable securities transactions. Cash used in investing activities for the first six months ended June 30, 2005 was $0.8 million as more cash was used to invest in higher return marketable securities and $3.1 million used to purchase product rights for Solagé. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.
     Net cash provided by financing activities was $7,000 for the first six months ended June 30, 2006, related to proceeds from employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan offset by repayment of notes payable. In the first six months of 2005, net cash provided by financing activities was $36.4 primarily related to $36.1 million net proceeds from our follow-on offering.
     We expect that our existing cash at June 30, 2006 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
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
     Net Product Revenues. In the United States and Canada, we sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.
          At the time of a new product launch, we utilize a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on our estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates we defer revenue on sales to wholesalers until we can make reliable estimates of returns, discounts and related end user demand. We attempt to monitor our inventory levels at our wholesalers and pharmacies to ensure these levels remain within normal levels. We estimate inventory at wholesalers based on historical sales to wholesalers, inventory data provided to us by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
          We record allowances for product returns, Medicaid and coupon rebates and other discounts at the time of sale, and report revenue net of such amounts. In determining allowances for product returns, Medicaid and coupon rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
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
     • Medicaid Rebates - In some states we participate or have applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
     We establish an accrual in the amount equal to our estimate of Medicaid rebates attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to that may not be billed to us for months after the sale. We consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel in determining the appropriate accrual amount. We analyze the accrual at least quarterly and will adjust the balance as required.
     • Coupon Rebates - From time to time we offer patients a limited time coupon discount on their purchases. We provide a mail-in rebate coupon to the patient with a proof of purchase. As a result of these rebate offers, at the time of product shipment, we must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns.
     We will adjust our allowances for product returns, Medicaid and coupon rebates based on our actual sales experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe actual experience may differ from our estimates.
• International Distribution Partners. Under our agreements with international distribution partners, we plan to sell our product to our distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.
     Other Revenues. Contract revenues include license fees, royalties and other payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

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
Stock-based Compensation
               On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the quarter ended June 30, 2006, the Company recorded an expense for stock based compensation of $1.1 million ($0.3 million recorded in research and development expense and $0.8 million recorded in selling, general and administrative expenses). For the six months ended June 30, 2006, the Company recorded an expense for stock based compensation of $2.7 million ($0.8 million recorded in research and development expense and $1.9 million recorded in selling, general and administrative expenses).
     As a result of adopting FAS 123(R), the Company’s net loss is expected to be larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the three- and six-month period ended June 30, 2006, the Company’s net loss was approximately $1.1 and $2.7 million higher, respectively than if the Company had continued to account for share-based compensation under APB 25.
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

     FAS 123(R) does not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $23,000 and $259,000, for the three-month periods ended June 30, 2006 and 2005, respectively and $82,000 and 448,000 for the six-months ended June 30, 2006 and 2005, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
     Management, with the participation of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Change in Internal Control Over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In October 2005, a putative class action lawsuit was filed in the United States District Court for the District of New Jersey against us and certain of our officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. At least four additional putative class action lawsuits have also been filed against us and certain of our officers, all pleading essentially the same allegations. In an Order entered on December 19, 2005, the Court consolidated these cases. By Order dated March 2, 2006, the Court appointed lead plaintiffs and approved co-lead counsel. On May 22, 2006, lead plaintiffs filed a Consolidated Class Action Complaint for Violations of Federal Securities Laws (“Complaint”). The Complaint brings claims against us, certain of our officers and a director, and Morgan Stanley & Co., Inc. and J.P. Morgan Securities, Inc., underwriters for our initial public offering in 2004 and secondary offering in 2005, as well as Pacific Growth Equities, LLC, an underwriter for our secondary offering in 2005 (collectively “the Underwriters.”) The Complaint asserts that we and the Underwriters violated Sections 11 and 12 of the Securities Act of 1933, that we violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and that the individual defendants are liable for controlling person liability under Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934. The Complaint is based upon purported misstatements relating to Vusion and Hyphanox. Defendants’ response to the Complaint is due over the summer of 2006. Based on a preliminary review and analysis of the Complaint, we believe that the lawsuit is without merit and intend to defend it vigorously. We are not presently able to estimate the potential losses, if any, related to these claims.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
          Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our securities. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our securities.
Risks Related to Our Financial Results and Need for Additional Financing
We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
     Since our inception in September 2001, we have incurred significant operating losses and, as of June 30, 2006, we had an accumulated deficit of $176.8 million. We currently market Xolegel, Vusion and Solagé in the United States and Solagé and VANIQA in Canada. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:
•	conduct additional clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our products;

•	hire additional clinical, scientific, sales and marketing, management and compliance personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, marketed products or businesses.

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
     As of June 30, 2006, we had cash, cash equivalents and marketable securities of $57.9 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
•	the success of our commercialization of our marketed products;

•	the costs of commercialization activities, including product marketing, sales and distribution, compliance, and related working capital needs;

•	the success of our development of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs;

•	our ability to establish and maintain collaborative and other strategic arrangements; and

•	potential acquisition or in-licensing of other technologies, products or businesses.
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
     There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidates or the inability to commercialize any of our product candidates. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. For example, in June 2005, we announced that our Hyphanox product candidate failed to reach the primary endpoint in its Phase 3, non-inferiority trial for the treatment of vaginal candidiasis. Consequently, the results of this trial were not sufficient to support a filing for regulatory approval for Hyphanox in that indication. The risk of clinical trial failure is even greater where the product candidate contains a new chemical entity, such as Azoline, Rambazole and Hivenyl, and where the product candidate uses a novel mechanism of action, such as Rambazole.
     In addition, the possibility exists that:
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
          Planned clinical trials may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:
•	obtaining an effective investigational new drug application, or IND, or regulatory approval to commence a clinical trial;

•	identifying and engaging a sufficient number of clinical trial sites;

•	negotiating acceptable clinical trial agreement terms with prospective trial sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	recruiting qualified subjects to participate in clinical trials;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of supplies of drugs for clinical trials;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.
          For example, our planned pivotal clinical trials for Hyphanox for the treatment of fingernail onychomycosis were delayed due to the FDA’s request that we conduct an additional pharmacokinetic, or PK, study prior to finalizing the design for, and subsequently initiating, those trials.
          We believe that our product candidates have significant milestones to reach, including the successful completion of clinical trials, before commercialization. If we continue to have significant delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates or any other products that we may develop will be adversely impacted. In addition, our product development costs would increase and our ability to generate revenue could be impaired.
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
          The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not directly follow successful completion of Phase 2 clinical trials. For instance, under recently revised guidelines of the International Conference on Harmonization, or ICH, the FDA may require a cardiovascular safety study at the expected dose and an elevated dose prior to initiating Phase 3 clinical trials.
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
          The FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or our clinical trial data or ask for additional information at any time during their review, which could result in one or more of the following:
•	delays in our ability to submit an NDA;

•	the refusal by the FDA to file any NDA we may submit;

•	requests for additional studies or data;

•	delays of an approval; or

•	the rejection of an application.
          Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn, including for failure to comply with regulatory requirements, an increase in, or appearance of new, adverse events, or if clinical or manufacturing problems follow initial marketing. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.
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
          This risk is particularly applicable to our Liarozole and Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although Liarozole and oral Rambazole are not synthetic retinoids, they block the intracellular metabolism of natural retinoic acid in cells, resulting in an increased accumulation of the body’s own retinoic acid. Since this accumulation is designed to provide the same therapeutic benefits of synthetic retinoid therapy, the FDA may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our Liarozole and oral Rambazole product candidates on clinical hold. Due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further U.S. development of this product candidate on hold. Since, the active ingredient of our topical Rambazole product candidate is the same as oral Rambazole, we may experience a longer and more expensive regulatory process for this product candidate.

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
          For example, our Vusion product candidate, which we intend to market under the name “Zimycan” in Europe, received marketing approval from the Belgian Health Authorities in May 2004 and was approved in 8 other European Community countries via the mutual recognition procedure in February 2005. Even though the product has received marketing approval we still must obtain pricing approval prior to launching in those countries. Regulatory submissions via the repeat use (2nd wave) mutual recognition procedure in 6 additional European Community countries (including the United Kingdom, Spain and Italy) are planned. These markets were included in the original submission in 2004 however the regulatory authorities requested additional clinical data to be included in the submission document prior to approval. Although we believe we have the additional data, this request and the need to re-file, has been a substantial factor in delaying the possible approval of Zimycan in these larger markets. Also, we may not be able to obtain regulatory approval for our Xolegel product candidate in Europe if the European regulatory authorities require data that could only be obtained by conducting an additional clinical trial, which we currently do not plan to do.
Risks Related to Commercialization
If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
          The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. We only recently began actively marketing Solagé in July 2005 and Vusion in February 2006. We plan to launch Xolegel in the fourth quarter of 2006. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Xolegel, Solagé, Vusion or any of our future products may require significant resources and may never be successful.
          If our products fail to achieve and maintain market acceptance, including coverage by private and public health care insurers, or if new products or technologies are introduced by others that are more favorably received than our products, or if we are otherwise unable to market and sell our products successfully, our business, financial condition, results of operations and future growth will suffer.
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
          As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we need to comply with now that we are engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs that are covered under Medicaid, such as Vusion and Solagé, and Medicare, must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency.
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
     We rely on the Specialty Pharmaceutical Services unit of Cardinal Health PTS, LLC, to perform a variety of functions related to the sale and distribution of our products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We rely on McKesson Logistics Solutions for similar functions related to the import, quality testing, sale and distribution of our products in Canada. If these third party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties, our ability to deliver products to meet commercial demand would be significantly impaired.
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
          The patent rights that we own or have licensed relating to our products and product candidates are limited in ways that may affect our ability to exclude third parties from competing against us. In particular:
•	We do not hold composition of matter patents covering the active pharmaceutical ingredients of Xolegel, Vusion, Solagé, or our Hyphanox product candidates. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients for Solagé, Vusion, Xolegel and Hyphanox are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.

•	We do not hold composition of matter patents covering the formulations of some of our later stage product candidates. Composition of matter patents on formulations can provide protection for pharmaceutical products to the extent that the specifically covered formulations are important. For our product candidates for which we do not hold composition of matter patents covering the formulation, competitors who obtain the requisite regulatory approval can offer products with the same formulations as our products so long as the competitors do not infringe any active pharmaceutical ingredient or method of use patents that we may hold. The United States patent covering the formulation of miconazole nitrate and zinc oxide in Vusion expires in 2007. The United States patent covering the composition of Solagé expires in 2013.

•	For some of our product candidates, the principal patent protection that covers, or that we expect will cover, our product candidate is a method of use patent. This type of patent only protects the product when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off-label indications that are covered by the applicable patents. Although such off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

•	Our patent licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. are limited to the field of dermatology. As a result, with some exceptions, Johnson & Johnson, its affiliates or its licensees could manufacture and market products similar to our products outside of this field. This also could result in off-label use of these competitive products for dermatological indications.
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

          The license agreements also permit each of Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., to abandon its maintenance of any patents or the prosecution of any patent applications included in the licensed intellectual property for any reason. If any of these companies abandon these activities, we have the option to undertake their maintenance and prosecution if we decide to prevent their abandonment. To date, we have assumed the maintenance and prosecution for all of the patents and patent applications relating to our Xolegel and Vusion product candidates. If we are required to undertake these activities for any additional product candidates, our operating costs will increase.
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
          The Medicare Prescription Drug Improvement and Modernization Act of 2003 reformed the way Medicare covers and reimburses for pharmaceutical products. The law expands Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, the law provides authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost initiatives and other provisions of this law could decrease the coverage and price that we receive for our products and could seriously harm our business.
Foreign governments tend to impose strict price controls, which may adversely affect our revenues.
          In some foreign countries, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our business could be materially harmed. The risk of being unable to obtain pricing at a satisfactory level is greater for products for which the active ingredient is generically available such as our Vusion, Xolegel and Hyphanox product candidates.

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
          We believe the primary competition for our products are:
•	For Xolegel, in the treatment of seborrheic dermatitis, ketoconazole creams from generic manufacturers,

           Desowen from Galderma S.A. and Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each.
          • For Vusion in the treatment of diaper dermatitis complicated by documented candidiasis, from ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Schering Plough and from generic manufacturers and topical miconazole creams.
          • For Solagé in the treatment of solar lentigines from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Neutrogena and other tretinoin containing topical formulations.
          If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:
•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and Penlac from Dermik Laboratories.

•	For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Biogen Idec Inc. and Raptiva from Genentech, Inc. and methotrexate from generic manufacturers.

•	For Azoline, in the treatment of acute fungal infections, topical antifungals including Loprox from Medicis, Lotrimin AF from Schering-Plough and generic manufacturers, Lotrimin Ultra from Schering Plough, Lamisil AT from Novartis, and ketoconazole, miconazole and nystatin from generic manufacturers.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its annual stockholders meeting on June 21, 2006.

(b)	The following directors were elected as Class II directors: Carl W. Ehmann, M.D., Peter Ernster and Carol Raphael. The term of the following directors continued after the meeting: Geert Cauwenbergh, Ph.D., Srini Akkaraju, M.D., Ph.D., Robert Campbell, Edward L. Erickson, Charles F. Jacey, Jr., and Nicholas J. Simon III.

(c)	The stockholders voted for each of the proposals as follows:

Proposals:	Shares Voted For	Shares Voted Against	Shares Withheld
Election of Carl W. Ehmann, M.D.	20,349,570	-0-	171,391
Election of Peter Ernster	20,360,402	-0-	160,559
Election of Carol Raphael	20,360,475	-0-	160,486

	Shares Voted For	Shares Voted Against	Shares Withheld
Appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2006	20,514,240	4,421	2,300
(d)	The Company’s definitive proxy materials were filed with the SEC on April 27, 2006 and the Company’s Annual Report on Form 10-K was filed with the SEC on March 14, 2006.

ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

31.3	Certification of principal accounting officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

32.3	Section 1350 Certification of principal accounting officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

August 8, 2006	By	/s/ GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANNE M. VANLENT
Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	/s/ DENNIS P. REILLY
Dennis P. Reilly
Vice President, Finance
(Principal Accounting Officer)