Form 10-Q
period 2006-09-30
BARRIER THERAPEUTICS INC
filed 2006-11-08
CIK 1173657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2006
Common Stock, par value $.0001	29,001,591 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:
•	the trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox™, Rambazole™, and Azoline product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole and Azoline product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Xolegel™, Vusion™ and Solagé® products;

•	the commercialization of any of our product candidates, if approved;

•	the market success of our products and anticipated revenues associates with those products; and

•	other statements regarding matters that are not historical facts or statements of current condition.
     Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include our ability to:
•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products and product candidates, if approved, and generate revenues;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole and Azoline product candidates;

•	identify and initiate investigator sites for our clinical trials and complete enrollment in a timely manner;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies; and

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BARRIER THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,981	$16,891
Marketable securities	33,499	61,229
Interest receivable	281	755
Receivables, net of allowances of $19 and $14, respectively	441	593
Finished goods inventories	833	380
Prepaid expenses and other current assets	2,414	1,227

Total current assets	74,449	81,075
Property and equipment, net	984	1,055
Product rights, net	2,517	2,780
Other assets	107	51

Total assets	$78,057	$84,961

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$328	$379
Accounts payable	3,233	3,110
Accrued expenses	7,281	4,146
Deferred revenue	480	637
Other current liabilities	10	18

Total current liabilities	11,332	8,290
Notes payable, long-term portion	169	405
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 28,996,685 issued and outstanding at September 30, 2006; and 24,095,875 issued and outstanding at December 31, 2005	3	2
Additional paid-in capital	256,063	228,490
Accumulated deficit	(189,386)	(151,441)
Deferred compensation	—	(532)
Accumulated other comprehensive loss	(124)	(253)

Total stockholders’ equity	66,556	76,266

Total liabilities and stockholders’ equity	$78,057	$84,961

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Net product revenues	$1,963	$155	$3,383	$460
Other revenues	153	471	286	1,291

Total revenues	2,116	626	3,669	1,751

Costs and expenses:
Cost of product revenues	351	163	1,050	348
Research and development	6,274	7,626	16,449	24,417
Selling, general and administrative	8,884	5,648	26,408	14,100

Total operating expenses	15,509	13,437	43,907	38,865

Loss from operations	(13,393)	(12,811)	(40,238)	(37,114)
Interest income	749	773	2,284	2,139
Interest expense	(14)	(12)	(48)	(41)

Net loss before cumulative effect of change in accounting principle	(12,658)	(12,050)	(38,002)	(35,016)
Cumulative effect of change in accounting principle	—	—	57	—

Net loss	$(12,658)	$(12,050)	$(37,945)	$(35,016)

Basic and diluted net loss before and after cumulative effect of change in accounting principle per share	($0.50)	($0.50)	($1.55)	($1.49)

Weighted-average shares outstanding—basic and diluted	25,097,056	23,962,649	24,437,535	23,536,482
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(37,945)	$(35,016)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	393	315
Amortization of product rights	263	232
Stock based compensation expense	3,789	1,056
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,187)	281
Finished goods inventories	(453)	(95)
Receivables	152	(163)
Interest receivable	474	137
Accounts payable and accrued expenses	3,258	(35)
Deferred revenue	(157)	(50)
Other, net	2	(11)

Net cash used in operating activities	(31,411)	(33,349)
Investing activities
Purchase of fixed assets	(322)	(181)
Purchase of product rights	—	(3,100)
Purchase of marketable securities	(35,923)	(70,145)
Maturities of marketable securities	63,653	92,269

Net cash provided by investing activities	27,408	18,843
Financing activities
Repayment of notes payable	(287)	(194)
Proceeds from issuance of common stock, net	24,023	36,043
Proceeds from exercise of stock options and other benefit plans	366	575

Net cash provided by financing activities	24,102	36,424
Effect of exchange rate on cash and cash equivalents	(9)	1

Net increase in cash and cash equivalents	20,090	21,919
Cash and cash equivalents, beginning of period	16,891	11,908

Cash and cash equivalents, end of period	$36,981	$33,827

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Summary of Significant Accounting Policies
     Organization, Description of Business
     Barrier Therapeutics, Inc. (the “Company”) was incorporated in Delaware on September 17, 2001 and commenced active operations in May 2002. The Company is a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. The Company’s strategy is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders. With the acquisition of the United States and Canadian rights to Solagé in February 2005, the Company commenced its planned principal operations of selling dermatology products and has transitioned from a company primarily focused on research and development to a company that also markets and sells pharmaceutical products. As a result, the Company no longer considers itself a development stage enterprise. The Company has offices in Princeton, New Jersey, Toronto, Canada and Geel, Belgium.
     Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering in April 2004, follow-on public offerings in February 2005 and September 2006. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next 12 months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing one or more of its product candidates, it may never generate sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results for the full year ending December 31, 2006. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”).
     Consolidation
     The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant intercompany transactions and balances are eliminated in consolidation.
     Revenue Recognition
     The Company records net product and other revenues based on revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Statement of Financial Accounting Standards No. 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.

     Net Product Revenue. In the United States and Canada, the Company sells its products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.
     At the time of a new product launch, the Company utilizes a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates of established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates the Company defers revenue on sales to wholesalers until a reliable estimate of returns, discounts and related end user demand can be made. The Company monitors inventory levels at wholesalers and pharmacies to ensure these levels remain within normal levels. The Company estimates inventory at wholesalers based on historical sales to wholesalers, inventory data provided by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns are indicative of future product sales.
     The Company records allowances for product returns, Medicaid, coupon rebates and other discounts at the time of product sale, and reports revenue net of such amounts. In determining allowances for product returns, Medicaid and coupon rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company must estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
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
       In estimating the likelihood of product remaining in wholesalers’ inventory, the Company relies on information from wholesalers regarding their inventory levels, measured prescription demand as reported by third party sources and on internal sales data. The Company believes the information from wholesalers and third party sources is directionally reliable, but is unable to verify the accuracy of such data independently. The Company also considers wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped. In estimating the likelihood of product return, the Company relies primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped.
•	Medicaid rebates — In some states the Company participates or has applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, the Company will pay a rebate to each participating state and local government for its products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
       The Company establishes an accrual in the amount equal to its estimate of Medicaid rebates attributable to its sales in the period in which the sale is recorded as revenue. Although the Company accrues a liability for estimated Medicaid rebates at the time the sale is recorded, the actual Medicaid rebate related to a sale may not be billed for months after the sale. The Company considers the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of its products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from its customers; product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel in determining the appropriate accrual amount. The Company analyzes the accrual at least quarterly and will adjust the balance as required.
•	Coupon rebates — From time to time the Company offers patients a limited time coupon discount on their purchases. The Company provides a mail-in rebate coupon to the patient with a proof of purchase. As a result of these rebate offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases its estimates on the historic coupon redemption rates for similar products received from third party administrators, which detail historic patterns.
       The Company will adjust its allowances for product returns, Medicaid, coupon rebates and other discounts based on its actual sales experience. The Company will continually monitor its allowances and make adjustments when it believes actual experience may differ from its estimates.
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
     Adoption of FAS 123(R)
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the quarter ended September 30, 2006, the Company recorded an expense for stock based compensation of $0.9 million ($0.3 million recorded in research and development expense and $0.6 million recorded in selling, general and administrative expenses). For the nine months ended September 30, 2006, the Company recorded stock based compensation expense related to FAS 123(R) of $3.7 million ($1.1 million recorded in research and development expense and $2.6 million recorded in selling, general and administrative expenses).
     As a result of adopting FAS 123(R), the Company’s net loss is larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the three- and nine-month period ended September 30, 2006, the Company’s net loss was approximately $0.9 and $3.7 million higher, respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
     In addition, prior to the adoption of FAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of changes in shareholders equity with a corresponding credit to additional paid in capital. Under FAS 123(R), an equity instrument is not considered to be issued until the instrument vests. Upon the adoption of FAS 123(R), the deferred compensation balance of $532,000 at December 31, 2005 was netted against additional paid in capital.
     Application of APB 25 caused forfeitures to be recognized as incurred. Under FAS 123(R), an estimate of forfeitures must be made for the unvested awards outstanding as of the adoption date. As such, an adjustment to record the cumulative effect of a change in accounting principle is needed to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested on the adoption date. As such, the Company recognized a cumulative effect adjustment of $57,000 as of January 1, 2006 related to the accounting change for forfeitures.
2.	Stock Compensation
     Stock Option Plan
     On April 26, 2002, the Company’s Board of Directors and stockholders approved the Company’s 2002 Equity Compensation Plan (the “2002 Plan”). In March 2004, the Company’s Board of Directors and stockholders approved the Company’s 2004 Equity Compensation Plan (the “2004” Plan). On that date, the outstanding options under the 2002 Plan were transferred to the 2004 Plan. No further options may be granted under the 2002 Plan. The 2002 Plan options will continue to be governed by their existing terms, unless the Board or its committee elects to extend one or more features of the 2004 Plan to these options. The options granted under the 2004 Plan and the 2002 Plan have substantially the same terms.
     The 2004 Plan provides for the granting of options to purchase shares of the Company’s common stock to key employees, Directors, advisors and consultants at a price not less than the fair market value at the date of grant, or stock appreciation rights tied to the value of such common stock. The number of shares of common stock reserved for issuance under the 2004 Plan will automatically increase each year on the first trading day in January of each calendar year by an amount equal to 5% of the total number of shares of common stock outstanding on the last trading day in December, not in excess of 1,000,000 shares.
     The 2004 Plan is intended to encourage ownership of stock by employees, Directors, advisors and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business and is administered by the Board of Directors or committee consisting of members of the Board. Options granted pursuant to the 2004 Plan generally vest 25% after the first year, and the remaining 75% vest monthly over the next three years.
     Employee Stock Purchase Plan
     The Company established an Employee Stock Purchase Plan (the “ESPP”) in February 2004 which was approved by the stockholders in March 2004. The plan allows eligible employees the opportunity to acquire shares of Barrier’s common stock (the “Common Stock”) at periodic intervals through accumulated payroll deductions. These deductions will be applied at semi-annual intervals to purchase shares of Common Stock at a discount from the then current market price. The purchase price per share will be equal to 85% of the fair market value per share on the date in which the participant is enrolled, or, if lower, 85% of the fair market value per share on the semi-

annual purchase date. Semi-annual purchase dates are the last business day of January and July each year. Under FAS 123(R), the Company records compensation expense related to its ESPP.
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
          Stock Options
          Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. For the three- and nine-month period ended September 30, 2006, stock based compensation expense recognized was approximately $0.9 million and $3.7 million, respectively. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended
	September 30,
	2006	2005
Risk-free interest rate	4.85%	3%
Dividend yield	0%	0%
Expected life	6.1 years	8.0 years
Volatility	67%	75%
Forfeiture rate	6.6%	N/A
     The following table illustrates the effect on net income and earnings per share for the three- and nine-month period ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123 to all of its stock-based compensation plans.

	Three months	Nine months
	ended,	ended,
	September 30, 2005	September 30, 2005

Net loss, as reported	$(12,050)	$(35,016)
Add: Non-cash employee compensation as reported	195	731
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,162)	(3,868)

SFAS 123 pro forma net loss	(13,017)	(38,153)

Basic and diluted loss	$(0.50)	$(1.49)

Basic and diluted loss per share, SFAS 123 pro forma	$(0.54)	$(1.62)

     The following table summarizes information about stock option activity for the nine-month period ended September 30, 2006:

		Options Outstanding
	Shares		Option	Weighted-
	Available	Number	Price	Average
	for	of	Per Share	Exercise
	Grant	Shares	Range	Price
Balance at December 31, 2005	817,010	1,819,587	$0.60-19.98	$8.32
Shares authorized	1,000,000	—	—	—
Options granted	(418,400)	418,400	$8.18-11.23	$8.93
Options exercised	—	(14,782)	$0.60-4.00	$1.65
Options forfeited	24,357	(24,357)	$1.00-16.50	$9.79

Balance at March 31, 2006	1,422,967	2,198,848	$0.60-19.98	$8.47
Options granted	(123,400)	123,400	$5.40-9.48	$6.43
Options exercised	—	(10,165)	$0.60-8.60	$2.29
Options forfeited	60,135	(60,135)	$0.60-15.49	$9.85

Balance at June 30, 2006	1,359,702	2,251,948	$0.60-19.98	$8.36
Options granted	(27,850)	27,850	$5.55-6.54	$5.80
Options exercised	—	(5,457)	$0.60-4.00	$2.55
Options forfeited	36,296	(36,296)	$1.00-16.74	$12.70

Balance at September 30, 2006	1,368,148	2,238,045	$0.60-19.98	$8.27

     The following table summarizes information about vested stock options outstanding:

	September 30,	December 31,
	2006	2005
Vested stock options	1,163,717	696,010
Weighted-average exercise price	$6.74	$4.68
Weighted-average contractual term	7.35	7.60
     The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Outstanding			Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Exercise Price	Options	Price	Life (years)	Options	Price
$0.60 — $1.50	509,040	$0.85	6.3	449,289	$0.81
3.00 — 4.00	139,356	3.62	7.3	118,962	3.59
4.01 — 8.00	352,562	7.16	8.3	135,559	7.98
8.01 — 10.00	547,400	9.01	9.3	163,356	8.97
10.01 — 14.00	270,400	12.32	8.1	193,597	12.31
14.01 — 20.00	419,287	16.22	8.4	187,954	16.01

	2,238,045	8.27	8.0	1,248,717	6.99
     The difference between the number of vested stock options and the number of options exercisable relate to options granted to each non-employee, non-investor member of the Board of Directors. Stock options granted to Board members are immediately exercisable, but not immediately vested.
     The weighted-average fair value of stock options granted for the three-month periods ended September 30, 2006 and 2005, was $5.80 and $9.23, respectively. The intrinsic value of stock options exercised was approximately $21,000 and $40,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The total fair value of shares vested during the three-month periods ended September 30, 2006 and 2005 was $611,000 and $451,000, respectively.
     The weighted-average fair value of stock options granted for the nine- month periods ended September 30, 2006 and 2005, was $8.24 and $14.32, respectively. The intrinsic value of stock options exercised was approximately $207,000 and $2,420,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. The total fair value of shares vested during the nine-month periods ended September 30, 2006 and 2005 was $2,906,000 and $2,142,000, respectively.
     That total remaining unrecognized compensation costs related to unvested stock options was $3.5 million as of September 30, 2006 and will be amortized over the weighted-average remaining service period of 3.4 years.
     The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $22,000 and $59,000, for the three-month periods ended September 30, 2006 and 2005, respectively and $105,000 and $325,000 for the nine-months ended September 30, 2006 and 2005, respectively.
3. Comprehensive Loss
The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

	(unaudited)		(unaudited)
Net loss	($12,658)	($12,050)	($37,945)	($35,016)

Foreign currency translation	(6)	(6)	(9)	(8)
Change in unrealized net gain/(loss) on marketable securities	63	10	138	58

Comprehensive loss	($12,601)	($12,046)	($37,816)	($34,966)
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
     The following information relates to acquired product rights as of September 30, 2006 and December 31, 2005:

(in thousands)	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Product Rights	$3,100	$583	$3,100	$320
     The Company recognized amortization expense of $88,000 for both the three months ended September 30, 2006 and 2005 and $263,000 and $232,000 for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense for the remainder of 2006 will be $88,000 and will be $351,000 for each of the next five years. Effective January 1, 2006, the Company is obligated to pay a 5% royalty to Moreland under the Product Acquisition Agreement up to a maximum of $2 million through December 31, 2010. For the nine months ended September 30, 2006, the Company recorded approximately $56,000 of royalties in cost of product revenues based on the agreement.
5. Geographic Segments
     The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in the United States, Belgium and Canada.
     The following table presents financial information based on the geographic location of the facilities of the Company and for the periods ended (in thousands):

(in thousands)	Three months ended September 30		Nine months ended September 30
Net Product Revenues	2006	2005	2006	2005
United States	$1,852	$128	$3,096	$396
International	111	27	287	64

Total Net Product Revenues	1,963	155	3,383	460

Total Assets	September 30, 2006	December 31, 2005
United States	$76,988	$83,212
International	1,069	1,749

Total Assets	78,057	84,961

Property and equipment, net	September 30, 2006	December 31, 2005
United States	$764	$831
International	220	224

Total property and equipment, net	984	1,055
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
The Company filed a Motion to Dismiss the claims on August 25, 2006. On November 8, 2006, counsel for the lead plaintiffs voluntarily dismissed the lawsuit, in its entirety and with prejudice, by filing a stipulation of dismissal, in which the Company, the individual defendants and the underwriters joined, in the United States District Court for the District of New Jersey, without any payment by the Company or any of the defendants to the plaintiffs or their counsel. The Company expects the court to enter an order with respect to the filing promptly.
7. Sale of Common Stock
     On September 14, 2006, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Pacific Growth Equities, LLC (“Pacific Growth”) pursuant to which the Company issued and sold an aggregate of 4,820,000 registered shares of its common stock at $5.25 per share, through a registered direct offering, for aggregate gross proceeds of approximately $25.3 million, before deducting approximately $1.3 million of estimated fees and expenses associated with the offering (the “Offering”). The shares of common stock offered by the Company in this transaction were registered under the Company’s registration statement (File No. 333-134214) on Form S-3, which was filed on May 17, 2006 and declared effective by the Securities and Exchange Commission on May 25, 2006. Pacific Growth acted as the sole underwriter for the Offering.

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
Overview
     We are a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. Our strategy is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders.
     We currently market three pharmaceutical products in the United States, Xolegel (ketoconazole, USP) Gel 2%, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We also market our Solagé product in Canada, along with two other products for which we are the exclusive distributor in Canada: VANIQA (elflornithine HCI) Cream 13.9% and Denavir® (penciclovir cream) 1%. We promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. Since the approval of Vusion in February 2006, we increased our sales and marketing efforts significantly, including an increase from 21 to 60 U.S. sales representatives.
     We have other product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including acne, psoriasis, onychomycosis and acute fungal infections, such as tinea versicolor. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. We are currently conducting a screening program to search for new product candidates in the field of dermatology. The development of each of our product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed.
     We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offerings in the first quarter of 2005 and in September 2006.
     We were incorporated in September 2001 and commenced active operations in May 2002. Since our inception we have incurred significant losses. As of September 30, 2006, we had an accumulated deficit of $189.4 million. We plan to continue to invest in research and clinical development studies to develop our product candidates and screen for new product candidates. We also plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States, Canada and Europe. We expect to continue to spend significant amounts on the commercialization of our products, including the sales and marketing of Xolegel, Vusion and Solagé. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.
     Revenues consist of net product revenues and other revenues. Net product revenues consist of sales of our marketed products net of allowances for product returns, Medicaid and coupon rebates. In the United States and Canada, we sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. Other revenues include contract revenues such as license fees, royalties and other payments associated with collaborations with third parties.

     Research and clinical development expenses represent:
•	costs incurred for the conduct of our clinical trials,

•	costs incurred in screening and pre-clinical testing of our product candidates,

•	manufacturing development costs related to our clinical product candidates,

•	personnel and related costs related to our research and product development activities (including stock based compensation expense as required under FAS 123(R)), and

•	outside professional fees related to clinical development and regulatory matters.
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
     We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and market our products. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:
•	the timing and extent of recognition of product and other revenues;

•	the availability of coverage and reimbursement from third-party healthcare and state and federal government payors;

•	the timing of any contract, license fee or royalty payments that we may receive or be required to make;

•	the timing and outcome of our applications for regulatory approvals;

•	the timing and extent of marketing and selling expenses;

•	the timing and extent of our research and development efforts;

•	the timing and extent of our adding new employees and infrastructure; and

•	the timing and extent of employee stock grants and stock option grants.
Recent Developments
     On November 8, 2006, counsel for the lead plaintiffs voluntarily dismissed, in its entirety and with prejudice, the putative securities class action lawsuit which had been brought against us, certain of our officers and certain of the underwriters for our 2004 initial public offering and 2005 secondary offering. Counsel for the lead plaintiffs filed the stipulation of dismissal, in which we, the individual defendants and the underwriters joined, in the United States District Court for the District of New Jersey, without any payment by us or any of the defendants to the plaintiffs or their counsel. We expect the court to enter an order with respect to the filing promptly.

Results of Operations
Three and nine months ended September 30, 2006 and September 30, 2005
     Net Revenues. Net Revenues are summarized below:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net product revenues
U.S.	$1,852	$128	$3,096	$396
International	111	27	287	64

Total net product revenues	1,963	155	3,383	460
Other revenues	153	471	286	1,291

Total net revenues	$2,116	$626	$3,669	$1,751

     Total net revenue for the three months ended September 30, 2006 was $2.1 million as compared to $626,000 for the same period in 2005. Total net revenues for the nine months ended September 30, 2006 was $3.7 million an increase of $1.9 million, as compared to $1.8 million for the same period in 2005. Total net revenues growth during the three and nine month periods of 2006 as compared to the same periods in 2005 was primarily due to the launch of Vusion in the U.S. market.
     Net Product Revenues. Net product revenues increased $1.8 million for the three months ended September 30, 2006 versus the same period in 2005. The increase mostly reflects the launch of Vusion in the U.S. as well as increased sales from our other commercial products in the U.S. and Canada. Net product revenues increased $2.9 million for the nine months ended September 30, 2006 compared to the same period in 2006 primarily due to launch of Vusion. We expect product revenues to increase throughout 2007, as we expand the market for all of our products and we continue the U.S. launch of Xolegel.
     Other Revenues. Other revenues consist of grant revenues from a Belgian research grant and milestone payments for certain product rights which are amortized over the estimated service period. Other revenues declined $318,000 for the three months ended September 30, 2006 compared to the same period in 2005, and $1.0 million for the nine months ended September 30, 2006 as compared to the same period in 2006. We expect quarterly grant revenues to remain at the current levels through 2007.
     Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to our commercial products was $351,000, or 18% of net product revenue, for the third quarter of 2006, as compared to $163,000, or 105% of net product revenues, for the same period in 2005. This increase is attributable the significant growth in product revenue mostly from Vusion sales. Total cost of product revenues for the nine months ended September 30, 2006 increased $702,000 compared to the same period in 2005 due to higher sales volumes, primarily related to Vusion, and the recording of a $206,000 allowance for inventory obsolescence in Europe.

     Research and Development Expenses.
     Total research and development expenses decreased $1.4 million and $8.0 million, respectively for the three and nine months periods ended September 30, 2006 compared to the same periods in 2005, primarily due to lower project spending during in 2006.
     Below is a summary of our research and development expenses:

(in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	Variance	2006	2005	Variance

Marketed Products	$845	$2,195	(1,350)	$1,984	$4,879	(2,895)
Hyphanox	680	412	268	1,701	4,601	(2,900)
Liarozole	615	267	348	1,400	1,092	308
Other clinical stage products	1,711	2,034	(323)	3,532	5,253	(1,721)
Research and preclinical stage products costs	177	296	(119)	498	1,146	(648)
Internal costs	2,246	2,422	(176)	7,334	7,446	(112)

Total research and development expenses	$6,274	$7,626	(1,352)	$16,449	$24,417	(7,968)

     In the preceding table, research and development expenses are set forth in the following seven categories:
•	Marketed Products — Expenses for third quarter 2006 decreased due primarily to the absence of Xolegel development costs related to completion of our long-term safety study and NDA filing fees last year. Expenses for the nine months ending September 30, 2006 compared to the nine months ended September 30, 2005 decreased mostly related to the absence, in 2006, of the Xolegel long-term safety trial and other regulatory filing expenses on both Xolegel and Vusion in 2005.

•	Hyphanox— Expenses in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 increased. Our increased costs for Hyphanox in 2006 were primarily related to preparation of and start-up work on our Phase 3 study in onychomycosis. We expect these expenses to increase as we continue patient enrollment. The costs for this product in the third quarter of 2005 were primarily related to the completion of a Phase 3 clinical trial for the treatment of vaginal candidiasis. Hyphanox expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 decreased primarily due to the absence of the 2005 Phase 3 clinical cost for vaginal candidiasis.

•	Liarozole— Expenses for three months ending September 30, 2006 compared to the three months ended September 30, 2005 increased primarily due to our Phase 2/3 trial for the treatment of lamellar ichthyosis being conducted outside of the United States. Liarozole expenses for nine months ending September 30, 2006 compared to nine months ended September 30, 2005 increased primarily due to the Phase 2/3 trial for the treatment of lamellar ichthyosis in 2006, offset in part by manufacturing expenses occurring in 2005, which did not reoccur in 2006. Our costs for Liarozole in 2005 also related to the cost of the review of historical clinical data, clinical supplies and the manufacturing of the active ingredient.

•	Other clinical stage product candidates — Other clinical stage product candidate costs for three months ending September 30, 2006 decreased compared to the same period in 2005. This quarterly decrease was primarily due to lower Azoline spending offset in part by higher spending on Rambazole. Other clinical stage product candidates costs for nine months ending September 30, 2006 cost decreased compared to the same period in 2005. This nine month decrease was primarily due to lower Rambazole spending offset in part by higher spending on Azoline. Spending on Rambazole and Azoline in both periods related primarily to manufacturing development and pre-clinical studies. We expect expenses for these products to increase in the remainder of 2006 and into 2007 as we incur increased costs related to our Phase 2b studies for oral Rambazole and Azoline.
•	Research and preclinical stage product costs—Our costs for research and preclinical stage product candidates for three months ending September 30, 2006 declined as compared to the corresponding period in 2005. Research and preclinical stage product costs for nine months, ending September 30, 2006 costs declined as compared to the corresponding period in 2005. This decline is partially due to completion of work under a Belgian research grant. These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates, including Ecalcidene, which was discontinued last year, and the screening of molecules to identify new product candidates.

•	Internal costs— Internal research and development expenses, including personnel and related costs and stock compensation, decreased for the three months ending September 30, 2006 as compared to the corresponding period in 2005. The decrease is due to lower personnel and related costs offset partially by $277,000 of stock compensation expense under FAS 123(R) in the third quarter 2006. Internal costs for nine months ending September 30, 2006 costs were comparable to the corresponding period in 2005. The costs during the nine months ended September 30, 2006 reflects lower personnel, consulting and related costs offset in part by $1.1 million of stock compensation expense under FAS 123(R).
     We anticipate that research and development expenses will increase as we begin to incur additional expenses for our mid-stage pipeline as we move toward larger and more expensive Phase 2 and Phase 3 trials and devote additional resources to our earlier stage research and preclinical projects. We also expect our personnel and related expenses for research and development to remain at current levels or increase as necessary to support our development activities.
     Selling, general and administrative expense. Selling, general and administrative expenses totaled $8.9 million for the three months ended September 30, 2006, an increase of $3.2 million over the corresponding period in 2005. Selling, general and administrative expenses increased $12.3 million for the nine months ended September 30, 2006 compared to the same period in 2005. Our U.S. sales force, which was launched during the middle of 2005 and expanded from 21 to 60 sales associates last quarter, accounted for $2.2 million of this increase for the third quarter 2006 compared to the same period in 2005, and $6.7 million of this increase for the nine months ended September 30, 2006 as compared to the same period in 2005. In addition, brand marketing and market research expenses increased $497,000 for the third quarter 2006 compared to the same period in 2005, and $3.0 million for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase is due to costs related to the recent launch of Vusion, pre-launch expenses for Xolegel, and support of our other commercial products in the U.S., Canada and Europe. Additionally, $649,000 of stock compensation expense was recorded under FAS 123(R) in the third quarter 2006 and $2.6 million for the nine months ended September 30, 2006.
     We expect sales force costs and brand marketing and market research costs will remain at current levels and may increase as we support the launch of Xolegel and continue to invest in our commercial products. If we were to acquire or in-license additional products the related sales and marketing costs may also increase. We expect corporate administrative costs to increase modestly as required to support the growth of the Company.
     Interest and other income, net of interest expense. Interest and other income, net of expense, totaled $735,000 for the three months ended September 30, 2006, a decrease of $26,000 as compared to the corresponding period in 2005. This decrease was due to lower investment balances partially offset by higher interest rates. Interest income, net of expense, totaled $2.2 million for the nine months ended September 30, 2006, an increase of $138,000 as compared to the corresponding period in 2005. This increase was the result of higher interest rates, partially offset by lower investment balances.

Liquidity and Capital Resources
     Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of our convertible preferred stock, the proceeds from our initial public offering of common stock, our two follow-on public offerings of common stock. In our most recent follow-on public offering, we issued and sold, through a registered direct offering, 4,820,000 shares of our common stock for net proceeds of approximately $24 million. Prior to that we raised net proceeds of approximately $36.1 million from our follow-on public offering in February 2005 and $67.9 million from our initial public offering in May 2004. Prior to becoming a public company, we issued preferred stock, including notes converted into preferred stock. All of the preferred stock that we issued converted to common stock in connection with our initial public offering. Through all of these offerings we have raised an aggregate net cash proceeds of approximately $128 million.
     At September 30, 2006, we had cash, cash equivalents and marketable securities totaling $70.5 million and net working capital of $63.1 million.
Cash Flows. At September 30, 2006, we had $36.9 in cash and cash equivalents, as compared to $16.9 million at December 31, 2005.
     Cash used in operating activities for the first nine months of 2006 was $31.4 million, mostly related to our $37.9 million net loss resulting primarily from our spending on commercial operations, research and development and corporate administration offset in part by $4.4 million non-cash expenses for depreciation, amortization of product rights and stock-based compensation. In addition, our payables and accruals have increased $3.3 million since year-end 2005 reflecting expenses related to clinical trial and sales and marketing activities. This favorable cash item was partially offset by an increase of $1.2 million of prepaid expenses. In 2005 cash used in operating activities was $33.3 million mostly related to the $35.0 million net loss from operations reflecting spending levels on research and development activities.
     Cash provided by investing activities for the nine months ended September 30, 2006 was $27.4 million. This was primarily attributable to $27.7 million of net proceeds from marketable securities transactions offset slightly by fixed asset purchases. Cash provided by investing activities for the first nine months ended September 30, 2005 was $18.8 primarily related to $22.1 million net proceeds from marketable securities offset by $3.1 million used to purchase product rights for Solagé. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research; therefore, we do not expect to make significant capital expenditures for the foreseeable future.
     Net cash provided by financing activities was $24.1 million for the first nine months ended September 30, 2006, related to proceeds from a registered direct offering in September 2006 with net proceeds of approximately $24.0 million, employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan offset by repayment of notes payable. In the first nine months of 2005, net cash provided by financing activities was $36.4 million primarily related to $36.1 million net proceeds from our follow-on offering.
     We expect that our existing cash, cash equivalents and marketable securities at September 30, 2006 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities;

•	the availability of coverage and reimbursement from third-party healthcare and state and federal government payors; and

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs.
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
     Revenue Recognition
     We record net product and other revenues based on revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Statement of Financial Accounting Standards No 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.
     Net Product Revenue. In the United States and Canada, we sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.
     At the time of a new product launch, we utilize a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on our estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates of established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates we defer revenue on sales to wholesalers until we can make reliable estimates of returns, discounts and related end user demand. We monitor our inventory levels at our wholesalers and pharmacies to ensure these levels remain within normal levels. We estimate inventory at wholesalers based on historical sales to wholesalers, inventory data provided to us by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns are indicative of future product sales.

     We record allowances for product returns, Medicaid, coupon rebates and other discounts at the time of product sale, and report revenue net of such amounts. In determining allowances for product returns, Medicaid and coupon rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
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
•	Medicaid Rebates — In some states we participate or have applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
       We establish an accrual in the amount equal to our estimate of Medicaid rebates attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to a sale may not be billed to us until several months after the sale. We consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel in determining the appropriate accrual amount. We analyze the accrual at least quarterly and will adjust the balance as required.
•	Coupon Rebates — From time to time we offer patients a limited time coupon discount on their purchases. We provide a mail-in rebate coupon to the patient with a proof of purchase. As a result of these rebate offers, at the time of product shipment, we must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns.
       We will adjust our allowances for product returns, Medicaid, coupon rebates and other discounts based on our actual sales experience. We continually monitor our allowances and make adjustments when we believe actual experience may differ from our estimates.
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
Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the quarter ended September 30, 2006, the Company recorded an expense for stock based compensation of $0.9 million ($0.3 million recorded in research and development expense and $0.6 million recorded in selling, general and administrative expenses). For the nine months ended September 30, 2006, the Company recorded stock based compensation expense related to FAS 123(R) of $3.7 million ($1.1 million recorded in research and development expense and $2.6 million recorded in selling, general and administrative expenses).
     As a result of adopting FAS 123(R), the Company’s net loss is larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the three- and nine-month period ended September 30, 2006, the Company’s net loss was approximately $0.9 and $3.7 million higher, respectively than if the Company had continued to account for share-based compensation under APB 25.
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
     In addition, prior to the adoption of FAS 123(R), the Company presented its unamortized portion of deferred compensation cost for nonvested stock options in the statement of changes in shareholders equity with a corresponding credit to additional paid in capital. Under FAS 123(R), an equity instrument is not considered to be issued until the instrument vests. Upon the adoption of FAS 123(R), the deferred compensation balance of $532,000 at December 31, 2005 was netted against additional paid in capital.
     Application of APB 25 caused forfeitures to be recognized as incurred. Under FAS 123(R), an estimate of forfeitures must be made for the unvested awards outstanding as of the adoption date. As such, an adjustment to record the cumulative effect of a change in accounting principle is needed to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested on the adoption date. As such, the Company recognized a cumulative effect adjustment of $57,000 as of January 1, 2006 related to the accounting change for forfeitures.

     The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $22,000 and $59,000, for the three-month periods ended September 30, 2006 and 2005, respectively and $105,000 and $325,000 for the nine-months ended September 30, 2006 and 2005, respectively.
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
          We filed a Motion to Dismiss the claims on August 25, 2006. On November 8, 2006, counsel for the lead plaintiffs voluntarily dismissed the lawsuit, in its entirety and with prejudice, by filing a stipulation of dismissal, in which we, the individual defendants and the underwriters joined, in the United States District Court for the District of New Jersey, without any payment by us or any of the defendants to the plaintiffs or their counsel. We expect the court to enter an order with respect to the filing promptly.
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
     Since our inception in September 2001, we have incurred significant operating losses and, as of September 30, 2006, we had an accumulated deficit of $189.4 million. We currently market Xolegel, Vusion and Solagé in the United States and Solagé, VANIQA and Denavir in Canada. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase substantially in the foreseeable future as we:
•	conduct additional clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	commercialize our products;

•	hire additional clinical, scientific, sales and marketing, management and compliance personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, technologies, marketed products or businesses.
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
     As of September 30, 2006, we had cash, cash equivalents and marketable securities of $70.5 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:
•	the success of our commercialization of our marketed products;

•	the costs of commercialization activities, including manufacturing, product marketing, sales and distribution, compliance, and related working capital needs;

•	the advancement and success of the development of our product candidates, including clinical trial results;

•	our ability to advance early stage compounds into clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities for our clinical trials;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs;

•	our ability to establish and maintain collaborative and other strategic arrangements; and

•	potential acquisition or in-licensing of other technologies, products or businesses.
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
     Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain as we have only recently commenced our commercialization efforts. In the U.S. we currently only have three FDA-approved products: Solagé, Vusion and Xolegel. We cannot predict with certainty the timing of level of sales on these products in the future. If our quarterly sales or operating results fall below expectations of investors or securities analysts, the price of our common stock could decline substantially.
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
     Planned clinical trials may not begin on time, may take longer to complete than anticipated, or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:
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
     The risk of delay is greater for large scale clinical trials such as our Phase 3 trial for Hyphanox in toenail onychomycosis. This is because studies which have a greater number of patients and investigator sites are more likely to experience one or more of the occurrences identified above. If we are not able to identify and engage a sufficient number of investigator sites or enroll a sufficient number of patients in our Hyphanox Phase 3 study in a timely manner, the completion of that trial would be delayed.

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
     Government authorities in the United States and foreign countries extensively regulate the development, testing, manufacture, distribution, marketing and sale of our product candidates and our ongoing research and development activities. Our failure to receive regulatory approval, or failure to receive regulatory approval within the anticipated timeframe, for our product candidates could significantly adversely affect future revenues.
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
     We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. For example, although our Xolegel product has received marketing approval from the FDA, we may not be able to obtain regulatory approval for Xolegel in Europe if the European regulatory authorities require data that could only be obtained by conducting an additional clinical trial, which we currently do not plan to do. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
Risks Related to Commercialization
If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
     The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. In the United States, we only have three FDA approved products: Xolegel, Vusion and Solagé. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Xolegel, Vusion and Solagé, or any of our future products may require significant resources and may never be successful.
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
If third-party payors do not reimburse patients for our products those products might not be used or purchased, and our revenues and profits will not grow.
     Our revenues and profits depend, in part, upon the availability of coverage and reimbursement from third-party healthcare and state and federal government payors. Third-party payors include state and federal programs such as Medicare and Medicaid, managed care organizations, private insurance plans and health maintenance organizations. Reimbursement by a third-party payer may depend upon a number of factors, including determination if the product is:
•	competitively priced;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	approved for the intended use.

     Since reimbursement approval for a product is required from third-party and government payors, seeking this approval, particularly when seeking approval for a preferred form of reimbursement over other competitive products, is a time-consuming and costly process.
     Managed care organizations and other third-party payors negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored on formularies and the active ingredients in each of our marketed products are generically available, although not in the same formuulations as our products. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If a product is excluded from a formulary, its usage may be sharply reduced in the managed care organization patient population. If our products, particularly our Vusion and Xolegel products, are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.
We have limited sales and marketing experience, and, as a result, may be unable to compete successfully with our competitors in commercializing our product candidates.
     We currently have a sales force comprised of our own sales representatives and regional managers, supplemented by additional sales representatives who work for us under contract with a contract sales organization. This combined sales force has limited experience in marketing our products. We cannot control, other than by contract, the performance of our contract sales organization. We may encounter difficulty in recruiting and training our sales force to be able to market our products in the dermatological market, which could have a material adverse effect on our financial condition and business strategy.
If we fail to comply with the laws governing the marketing and sale of our products regulatory agencies may take action against us, which could significantly harm our business.
     As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we need to comply with now that we are engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs that are covered under Medicaid and Medicare, must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency.
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

     Compliance with this body of laws is complicated, time consuming and expensive. We are a relatively small company that only recently began selling pharmaceutical products. As such, we have very limited experience in developing and managing, and training our employees regarding, a comprehensive healthcare compliance program. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Failure to comply with all potentially applicable laws and regulations could lead to penalties such as the imposition of significant fines, debarment from participating in drug development and marketing and the exclusion from government-funded healthcare programs. The imposition of one or more of these penalties could adversely affect our revenues and our ability to conduct our business as planned.
     In addition, the Federal False Claims Act, which allows any person to bring suit alleging the false or fraudulent submission of claims for payment under federal programs and other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that companies like us may have to defend a false claim action. We could also become subject to similar false claims litigation under state statutes. If we are unsuccessful in defending any such action, such action may have a material adverse effect on our business, financial condition and results of operations.
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
     The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. We expect that a vast majority of our product revenues will be from these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.
We may acquire additional products, product candidate, technology and businesses in the future and any difficulties from integrating such acquisitions could damage our ability to attain profitability.
     We have acquired our entire current product pipeline by licensing intellectual property from third parties, and we may acquire additional products or product candidates or technologies that complement or augment our existing product development pipeline. However, because we acquired substantially all of our existing product candidates in the same transaction, we have limited experience integrating products or product candidates into our existing operations. Integrating any newly acquired product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired product or product candidate successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to make these acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.
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
If our post-marketing studies for one or more of our marketed products produce undesirable results, the FDA may require us to make changes to the applicable product’s label which could adversely affect our ability to market that product.
     In connection with its approval of our Xolegel and Vusion products, the FDA has required us to conduct additional post marketing studies. For Xolegel, we must perform a pre-clinical dermal carcinogenicity study in mice to determine the carcinogenic potential of repeated treatment courses of Xolegel over a prolonged period of time. For Vusion, we must conduct two Phase 4 clinical studies: a percutaneous absorption study to determine the amount, if any, of miconazole nitrate which is absorbed into the bloodstream through the skin and its potential effect on liver function; and a microbial resistance study to evaluate the extent, if any, to which the Candida yeast may develop resistance to repeated treatment courses with Vusion. If any of these studies, or any Phase 4 clinical study that we may elect to conduct, produces undesirable results, the FDA could require us to make changes to the approved label for Xolegel or Vusion, as applicable, which would adversely affect our ability to market that product and potentially adversely affect our revenues for that product.
Foreign governments tend to impose strict price controls, which may adversely affect our revenues.
     In some foreign countries, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our business could be materially harmed. The risk of being unable to obtain pricing at a satisfactory level is greater for products for which the active ingredient is generically available such as our Vusion and Xolegel products and our Hyphanox product candidate.
     For example, although our Vusion product candidate, which we market under the name “Zimycan” in Belgium, has received marketing approval from several countries in Europe, our distributor has not launched that product in any of those countries. This product might not be launched in any country in which we are not able to obtain pricing approval at a satisfactory level.
Risks Related to Our Dependence on Third Parties for Manufacturing, Research and Development and Marketing and Distribution Activities
Because we have no manufacturing capabilities, we contract with third-party contract manufacturers whose performance may be substandard or not in compliance with regulatory requirements, which could increase the risk that we will not have adequate supplies of our product candidates and harm our ability to commercialize our product candidates.
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
•	Each of our marketed products could be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards.

•	Our contract manufacturers are subject to ongoing periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other governmental regulations and corresponding foreign standards. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or our employees to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

•	Our contract manufacturers may breach our manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us.
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
We rely on a single source supplier for the manufacture of each of our marketed products and the active ingredients contained in those products and the loss of these suppliers could disrupt our business.
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
     In connection with our reliance on our independent clinical investigators and contract research organizations, our clinical trials may be extended, delayed, suspended, terminated, or deemed unacceptable including as a result of:
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
     Our success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies and product candidates and our ability to prevent third parties from infringing our proprietary rights. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. We also may not have the resources to aggressively protect and enforce existing patent protection, and our competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming.
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
We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could result in the forfeiture of these rights.
     Any issued patents that cover our proprietary technologies may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent may be challenged with respect to its validity or its enforceability. In particular, if a competitor were to file a paragraph IV certification under the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, in connection with that competitor’s submission to the FDA of an abbreviated new drug application, or ANDA, for approval of a generic version of any of our products for which we believed we held a valid patent, then we would have 45 days in which to initiate a patent infringement lawsuit against such competitor. In any infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, may narrow our patent claims or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. If a court so found that one of our patents was invalid or not infringed in an infringement suit under paragraph IV of the Hatch-Waxman Act, then the FDA would be permitted to approve the competitor’s ANDA resulting in a competitive generic product.
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
Risk Related to Our Industry
Federal legislation will likely increase the pressure to reduce the price of pharmaceutical products paid for by Medicare, which will adversely affect our revenues.
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
     We are dependent on the members of our senior management team for our business success. In addition, an important element of our strategy is to leverage the development, regulatory and commercialization expertise of our current management in our development activities. The loss of key employees may result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the further commercialization of our products and development of product candidates. If we are unable to attract and retain qualified and talented senior management personnel, our business may suffer.
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
     We believe the primary competition for our products are:
•	For Xolegel, in the treatment of seborrheic dermatitis, ketoconazole creams from generic manufacturers, Colbex from Galderma S.A. and generic desowen, and Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each.

•	For Vusion in the treatment of diaper dermatitis complicated by documented candidiasis, from ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Schering Plough and from generic manufacturers and topical miconazole creams.

•	For Solagé in the treatment of solar lentigines from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription hydroquinone formulations as well as over-the-counter hydroquinone products, Retin-A from Neutrogena and other tretinoin containing topical formulations.
     If approved, each of our product candidates will compete for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our product candidates are:
•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and Penlac from Dermik Laboratories.

•	For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Connetics, biologic agents such as Amevive from Astellas Pharma U.S., Inc. and Raptiva from Genentech, Inc. and methotrexate from generic manufacturers.

•	For Azoline, in the treatment of acute fungal infections, topical antifungals including Loprox from Medicis, Lotrimin AF from Schering-Plough and generic manufacturers, Lotrimin Ultra from Schering Plough, Lamisil AT from Novartis, and ketoconazole, miconazole and nystatin from generic manufacturers.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description

1.1	Underwriting Agreement dated September 14, 2006 between Barrier Therapeutics, Inc. and Pacific Growth Equities, LLC. (1)

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

31.3	Certification of principal accounting officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

32.3	Section 1350 Certification of principal accounting officer.

(1)	Previously filed as an exhibit to the Form 8-K filed on September 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC. (Registrant)
November 8, 2006	By	/s/ Geert Cauwenbergh
Geert Cauwenbergh, Ph.D.
Chief Executive Officer (Principal Executive Officer)

By	/s/ Anne M. VanLent
Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

By	/s/ Dennis P. Reilly
Dennis P. Reilly
Vice President, Finance (Principal Accounting Officer)