Form 10-K
period 2006-12-31
BARRIER THERAPEUTICS INC
filed 2007-03-12
CIK 1173657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 0-50680

BARRIER THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3828030
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 College Road East, Suite 3200

Princeton, New Jersey 08540

(Address of Principal Executive Offices) (Zip Code)

(609) 945-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    ☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes     ☒  No

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $153.2 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the NASDAQ National Market on June 30, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2007 was 29,247,596.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders of the registrant to be held on June 6, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox™, Rambazole™, Azoline and Hivenyl™ product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole, Azoline and Hivenyl product candidates;

•	the potential safety or efficacy profiles anticipated for any of our product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Xolegel™, Vusion™ and Solagé® products;

•	the future commercialization of any of our product candidates, if approved;

•	the market success of our products and anticipated revenues associated with those products; and

•	other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those set forth in Part I, Item 1A under the heading “Risk Factors”, our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products, and product candidates if approved, and generate revenues;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole, Azoline and Hivenyl product candidates;

•

identify and initiate investigator sites for our clinical trials and complete enrollment in a timely manner, particularly with respect to our current Phase 3 clinical trial for our Hyphanox product candidate;

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

Overview

We are a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. We currently market three prescription pharmaceutical products in the United States. We also market one of our products in Canada, along with two other products for which we serve as the exclusive distributor in Canada. We promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. We have an extensive product pipeline that includes product candidates in Phases 2 and 3 of clinical development.

Our goal is to become a leader in the development and commercialization of proprietary innovative products in therapeutic dermatology. Our strategy is to continue to actively market our current products while continuing to seek to selectively acquire other marketed dermatological products that complement our existing business. In addition, we intend to continue the development of our pipeline of product candidates, all but one of which are based on new chemical entities, while continuing to seek to supplement and diversify these efforts by acquiring additional compounds that we believe to be potentially superior to currently marketed products. We also intend to establish commercial partnerships to help fund the development of some of our product candidates.

Our Marketed Products

Our marketed products are:

•

Xolegel™ (ketoconazole, USP) 2% Gel: a topical gel for the treatment of seborrheic dermatitis, a type of eczema characterized by inflammation and scaling of the skin, principally of the scalp, face and trunk.

•

Vusion™ (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment: a topical ointment indicated for the treatment of infants and children with diaper dermatitis complicated by documented candidiasis, an inflammatory disease characterized by diaper rash infected by a yeast called Candida.

•

Solagé® (mequinol 2.0% and tretinoin 0.01%) Topical Solution: a topical solution indicated for the treatment of solar lentigines, commonly known as “age spots.” We currently market this product in the United States and Canada.

•

VANIQA® (elflornithine HCI) Cream 13.9%: a topical cream indicated for slowing the growth of unwanted facial hair in women. We are the exclusive distributor of this product in Canada under an agreement with Shire Pharmaceutical Contracts Limited.

•

Denavir® (penciclovir cream) 1%: a topical antiviral prescription medication indicated for the treatment of herpes labialis, also known as cold sores, in adults. We are the exclusive distributor of this product in Canada under an agreement with Novartis Consumer Health Canada, Inc., an affiliate of Novartis, Inc.

Our Product Pipeline

We have product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including acne, psoriasis, onychomycosis and other acute fungal infections of the skin. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. The development of each of our product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed.

Our three most advanced product candidates are:

•

Hyphanox™: an oral tablet formulation of itraconazole, an antifungal agent that we are developing for the treatment of onychomycosis, commonly known as nail fungus. We are currently conducting a Phase 3 pivotal clinical trial for Hyphanox to test once daily dosing of one 200 mg tablet in the treatment of toenail onychomycosis.

•

Azoline: an oral liquid formulation of pramiconazole, a novel antifungal agent that we are developing as a treatment for skin and mucosal fungal infections. We are currently conducting two Phase 2 clinical trials with Azoline outside the United States. The first is a Phase 2b dose finding clinical trial in tinea versicolor. The other is a Phase 2a clinical trial in onychomycosis.

•

Oral Rambazole™: an oral formulation of Rambazole, a drug from a novel class of molecules known as retinoic acid metabolism blocking agents, that we are developing for the treatment of psoriasis. We are currently conducting a Phase 2b dose finding clinical trial in severe plaque psoriasis outside the United States.

We are also developing two earlier stage product candidates:

•

Topical Rambazole: a topical formulation of Rambazole that we are developing for the treatment of acne. We are currently conducting a Phase 2a clinical trial in mild to moderate acne outside the United States.

•

Hivenyl: a novel antihistamine that we are developing as an oral treatment for allergic reactions of the skin, such as the types of reactions associated with hives, which may not cause sedation typically associated with antihistamines. In January 2007, we announced positive data on a Phase 2a clinical trial that was conducted outside the United States, in the treatment of the itch associated with atopic dermatitis.

Recent Developments

In March 2007, we announced that we had entered into an agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health will promote our Vusion product to pediatricians in the United States.

In February 2007, we announced the issuance of United States Patent Number 7,179,475, entitled “Anhydrous Topical Skin Preparations” which covers the specific formulation of ketoconazole in a waterless gel which comprises our Xolegel product.

Development of Barrier Therapeutics During 2006

We received approval from the U.S. Food and Drug Administration, or FDA, for two of our drugs in 2006. In February, 2006, we announced that the FDA had approved Vusion and in July, 2006, we announced that the FDA had approved Xolegel. Following the approval of Vusion we increased our sales force to 60 representatives. Our sales force is now actively promoting both Vusion and Xolegel, along with our Solagé product in the United States.

In September we announced that we had raised gross proceeds of approximately $25.3 million from the sale of 4.82 million shares of common stock at $5.25 per share to a select group of institutional investors in a registered direct public offering.

In November we announced the voluntarily dismissal by plaintiffs’ counsel, in its entirety and with prejudice, of a putative securities class action lawsuit that had been filed against the Company and certain of our officers and some of the underwriters for our 2004 initial public offering and 2005 secondary offering.

Our History

We were founded in September 2001 by Geert Cauwenbergh, Ph.D., our Chief Executive Officer, who identified a portfolio of dermatological product candidates and intellectual property within the Johnson & Johnson family of companies that he believed could form the basis for an independent pharmaceutical company focused on dermatology. In May 2002, we acquired these assets through licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc., each a Johnson & Johnson company, in exchange for an equity interest in us. In this document, we sometimes refer to Janssen Pharmaceutica Products, L.P. and its affiliates as Janssen. We were incorporated in Delaware in September 2001 and commenced active operations in May 2002. Our principal offices are located at 600 College Road East, Suite 3200, Princeton, New Jersey 08540.

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

Business Strategy

Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders and become a leader in the development and commercialization of prescription pharmaceutical products to treat these diseases and disorders. To achieve our goal, we intend to:

Commercialize our products directly through our own sales organization in the United States and Canada and through collaborations with third parties outside the United States and Canada. We are building our own sales force to market our products directly to dermatologists and other target physicians in the United States and Canada. To pursue global market penetration of our products we intend to rely on collaborations with third parties outside the United States and Canada.

Aggressively pursue the development of our product candidates. We are committing substantial resources towards completing the development of our product candidates.

Maintain a portfolio of product candidates at various stages of clinical development. We are developing a product portfolio that includes product candidates at various stages of preclinical and clinical development. We believe that the diversity in our product development pipeline increases the probability of our long-term commercial success.

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

Marketed Products and Development Pipeline

The following tables summarize our marketed products and product candidates in clinical development, all of which we plan to develop as prescription drugs. The names listed below for our product candidates in our development pipeline are our current designations for these programs and may not be the final approved trade name. With respect to our product candidates in our development pipeline, our assessment of the stage of development is based on our ongoing or most recently completed clinical trial for each product candidate. For each of our product candidates other than Hyphanox, we will need to conduct additional non-clinical and clinical studies before proceeding to the next stage of development.

Marketed Products

Product	Active Ingredients	Method of Administration	Indications	Countries

Xolegel™	ketoconazole	Topical	seborrheic dermatitis	United States

Vusion™	miconazole nitrate zinc oxide white petrolatum	Topical	diaper dermatitis complicated by candidiasis	United States

Solagé®	mequinol tretinoin	Topical	solar lentigines	United States Canada

VANIQA®	eflornithine HCL	Topical	slowing the growth of unwanted facial hair in women	Canada

Denavir®	penciclovir	Topical	herpes labialis (cold sores)	Canada

Development Pipeline

Product	Active Ingredients or Class of Molecule	Method of Administration	Indications	Stage of Development

Hyphanox™	itraconazole	Oral	onychomycosis	Phase 3

Azoline	pramiconazole	Oral	tinea versicolor onychomycosis	Phase 2b Phase 2a

Rambazole™	RAMBA class	Oral	psoriasis (moderate to severe) nodular acne	Phase 2b Phase 2a

Rambazole™	RAMBA class	Topical	acne (mild to moderate)	Phase 2a

Hivenyl™	vapitadine hydrochloride	Oral	skin allergies	Phase 2a

Our Marketed Products

Xolegel. Xolegel is a patented topical formulation of 2% ketoconazole, an antifungal agent, in a waterless gel. Xolegel is indicated as a once daily topical treatment for seborrheic dermatitis in immunocompetent adults and children twelve years of age and older. Seborrheic dermatitis is a common skin inflammation that is characterized by a red, scaly, itchy rash primarily occurring on the face, scalp, hairline, eyebrows and trunk. The condition often recurs, thereby requiring retreatment over time. Ketoconazole has potent pharmacological effects against the fungus known as P. ovale, which, when overcolonizing the skin, is considered to be one of the main causes of seborrheic dermatitis. Ketoconazole quickly suppresses this type of fungus and also exhibits anti-inflammatory effects that help to reduce redness in affected areas. We have designed Xolegel to deliver the benefits of ketoconazole with the advantages of our waterless gel. In addition, in a cumulative irritation patch study that we conducted in volunteers we observed that Xolegel was approximately five times less irritating than a traditional ketoconazole cream.

We estimate that seborrheic dermatitis affects approximately 3% to 5% of the United States population. Based on U.S. census bureau data, we estimate this to be approximately 8.5 million to 14.3 million people in the United States. Prior to the approval of Xolegel, prescription therapies for seborrheic dermatitis consisted primarily of shampoos, and topical antifungal creams, including ketoconazole creams, and topical steroids, that typically require two or more applications per day over periods of up to four weeks to be effective. With its unique gel formulation Xolegel provides patients with a dosing regimen of a once daily application for only 14 days.

We received FDA marketing approval for Xolegel in July of 2006 and began shipping product to U.S. wholesalers in the middle of the fourth quarter 2006. In connection with the FDA’s approval of Xolegel, we agreed to conduct a post approval non-clinical study to assess the dermal carcinogenic potential of Xolegel. We expect to be able to commence and complete this study in a timely manner, consistent with the FDA’s requirements. In March 2007, we received marketing approval for Xolegel from Health Canada. We plan to begin selling this product in Canada in the second half of 2007.

We have an exclusive, royalty-free license in the field of dermatology to a United States patent claiming the specific formulation of ketoconazole in a waterless gel. This patent is scheduled to expire in December 2018. The active ingredient of Xolegel, ketoconazole, is off patent.

Vusion. Vusion is a topical ointment containing 0.25% miconazole nitrate, an antifungal agent, 15% zinc oxide and 81.35% white petrolatum. Vusion is indicated for use in the treatment of diaper dermatitis complicated by documented candidiasis in infants and children four weeks and older. This inflammatory condition occurs when diaper dermatitis, also known as diaper rash, is complicated with a fungal infection caused by a yeast called Candida. The existence of Candida, which thrive in the warm, moist conditions typically found in an infant’s diaper, is determined by microscopic evaluation for presence of pseudohyphae or budding yeast. Vusion is the only prescription product approved for the treatment of this condition in the United States. Miconazole nitrate is an antifungal agent that treats the Candida infection. The ointment base in Vusion is comprised of zinc oxide and white petrolatum, which are the main components in most common diaper rash products.

Based on data from the Centers for Disease Control and Prevention, we estimate that there are eight million infants under the age of two in the United States. Based on published reports, we estimate that diaper dermatitis is observed in approximately one million pediatric outpatient visits each year, and that of all diaper dermatitis cases treated by physicians, more than 40% are complicated by the fungus Candida.

We received FDA marketing approval for Vusion in February 2006 and began shipping product to U.S. wholesalers early in the second quarter of 2006. Net product revenues for Vusion in 2006 were $3.8 million. Vusion, which we market under the name “Zimycan®” in Europe, has received marketing approval from several European countries. However, we do not anticipate sales of this product outside of the United States to have a material impact on our revenues.

In connection with the FDA’s approval of Vusion, we agreed to conduct two Phase 4 clinical studies: a percutaneous absorption study to determine the amount, if any, of miconazole nitrate which is absorbed into the bloodstream through the skin and its potential effect on liver function; and a microbial resistance study to evaluate the extent, if any, to which the Candida yeast may develop resistance to repeated treatment courses with Vusion. We expect to be able to complete both studies in a timely manner, consistent with the FDA’s requirements.

We have an exclusive, royalty-free license in the field of dermatology to an issued United States patent covering the formulation of the combination of miconazole nitrate and zinc oxide contained in Vusion and methods of treating diaper dermatitis. This United States patent expires on March 27, 2007. We have applied for up to 5 years of patent term extension under the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act due to the patent term lost during development of this product. This application is currently being reviewed by the United States Patent and Trademark Office, USPTO, in consultation with the FDA. We have also filed an application with the USPTO for an interim 1 year extension which is also currently being reviewed. Also, under the Hatch-Waxman Act, Vusion is entitled to three years of marketing exclusivity which will expire in February of 2009. Each of the active ingredients in Vusion, miconazole nitrate, zinc oxide and white petrolatum, are off patent.

Solagé. Solagé is a patented topical solution containing 2.0% mequinol and 0.01% tretinoin. In the United States, the product is indicated for use in the treatment of solar lentigines or “age spots”. In Canada, the indication is broader and includes use for related hyperpigmented lesions. According to published reports, solar lentigines or “age spots” are very common in light skinned individuals and appear in as many as 90% of those over the age of 60 and 20% of those under the age of 35. We estimate that more than 20 million people in the United States have this condition. Currently, Solagé is the only combination product approved in the United States for the treatment of solar lentigines, commonly known as “age spots”. Solagé is also currently the only non-hydroquinone based, FDA-approved bleaching agent on the market. We believe this may become a competitive advantage since the FDA has recently expressed safety concerns regarding the carcinogenicity and toxicity of hydroquinone-based products.

Until recently most of the therapeutic research for treating solar lentigines has focused on Caucasian patient populations due to the epidemiological data on the disease. A recent Phase 4 study has demonstrated favorable results on the efficacy, safety and tolerability of Solagé for the treatment of solar lentigines in darker skin types. Based on the results of this Phase 4 clinical study, we filed a supplement with the FDA to add darker skin types to our current labeling for Solagé. We expect a response from FDA to this supplement in the second quarter of 2007.

We acquired the United States and Canadian rights to Solagé in February 2005 from Moreland Enterprises Limited. Under the terms of the acquisition, we made an initial cash payment of $3 million and are making additional payments, primarily as royalties on our net sales. The aggregate amount of these additional payments is capped at $2 million. In July 2005, we re-launched the product and began promoting it to dermatologists in the United States and Canada. Net product revenues for Solagé were $1.6 million and $0.8 million in 2006 and 2005, respectively.

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

Our Distributor Arrangements in Canada

VANIQA. In June 2005, we obtained the right to distribute VANIQA (elflornithine HCL) Cream 13.9% in Canada from Shire Pharmaceutical Contracts Limited. VANIQA is currently the only prescription product approved by Health Canada for slowing the growth of unwanted facial hair in women. Under the terms of our agreement with Shire, we are the exclusive distributor for VANIQA in Canada and are responsible for all sales, marketing, regulatory and distribution activities. Shire Pharmaceuticals is responsible for supplying us with drug product. The distribution agreement has a five year term and is scheduled to expire in June, 2010. We may elect to extend this for an additional two years beyond the initial term. Although approved, this product had never been launched in Canada. We launched and began marketing VANIQA in Canada with four sales representatives in November 2005.

Denavir. In March 2006, we obtained the right to distribute Denavir (penciclovir cream) 1% in Canada from Novartis Consumer Health, Inc., an affiliate of Novartis, Inc. Denavir is a topical antiviral prescription medication indicated for the treatment of herpes labialis, also known as cold sores, in adults. Under the terms of our agreement with Novartis, we are the exclusive distributor for Denavir in Canada and are responsible for all sales, marketing and distribution activities. Novartis Consumer Health is responsible for supplying us with drug product. The distribution agreement has a five year term and is scheduled to expire in March 2011. The term of the agreement is automatically extended for additional one year periods unless either of us provides the other with notice of its desire to terminate. Although approved, this product had never been launched in Canada. We launched and began marketing Denavir in Canada with our four sales representatives in August 2006.

Our Development Pipeline

Our product candidates must go through extensive clinical evaluation and clearance by the FDA before we can sell them commercially. Our product development pipeline includes product candidates that are in various stages of clinical development. All of these product candidates are based on intellectual property licensed to us under our principal license agreements. We are developing these product candidates as treatments for a wide range of dermatological diseases and disorders, including acne, psoriasis, onychomycosis and acute fungal infections such as tinea versicolor.

We plan to advance the clinical development of these product candidates based on our assessment of their market potential, the results of pilot studies and clinical trials, the requirements of regulatory agencies and our available resources. Our development strategy anticipates that we will conduct simultaneous studies on several product candidates at any given time. However, from time to time, we re-evaluate our product development efforts. On the basis of these evaluations, we have in the past, and may in the future, abandon, suspend or delay development efforts for particular products.

Moreover, due to the breadth of our pipeline of development projects we must manage this portfolio in accordance with our financial resources. This means that we must, at times, perform development activities for a product candidate sequentially rather than concurrently. This may affect the amount of time it takes to go from one clinical phase to another and potentially delay the time to market. For example, completion of a Phase 2 dose ranging study does not necessarily mean that the next study will be a Phase 3 pivotal trial. There may be additional non-clinical, clinical, chemistry and manufacturing activities required prior to moving into that next phase or seeking regulatory approval.

The preliminary observations of efficacy and safety from any of our preclinical or clinical trials for our product candidates are not necessarily indicative of the results that may be demonstrated in future clinical trials. Data obtained from studies performed on animals is not necessarily indicative of the results that may be demonstrated in future clinical trials in humans. We will need to conduct significant additional preclinical studies or clinical trials prior to seeking marketing approval for the product candidates in our development pipeline. No assessment of the safety or efficacy of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete.

Oral Antifungals: Hyphanox.

Hyphanox is an oral formulation of itraconazole, an antifungal agent that we are developing for the treatment of onychomycosis, commonly known as nail fungus. Itraconazole is effective in treating this type of fungal infection. Janssen currently markets different formulations of itraconazole under Sporanox and other brand names in various countries. Sporanox is approved in the United States for the treatment of various disorders, including onychomycosis. A generic form of itraconazole has also been approved in the United States. A 100 mg capsule is the maximum strength in which oral Sporanox is currently available. We are developing Hyphanox as a 200 mg tablet. We believe this 200 mg formulation may provide a more convenient form of dosing and potentially less inter-patient variability in absorption.

Product Background. In an effort to produce a more convenient dosing form of Sporanox, Janssen conducted a program to reformulate itraconazole into 200 mg tablets using a proprietary formulation of itraconazole requiring a manufacturing process known as melt extrusion. Melt extrusion is a manufacturing process that has made it possible to formulate itraconazole into tablets.

In the first quarter of 2004, we commenced a Phase 3 pivotal clinical trial in the United States for the use of a single day, single dose treatment of two 200 mg tablets of Hyphanox in the treatment of vaginal candidiasis, commonly known as a yeast infection. In June, 2005, we announced that Hyphanox failed to reach the primary regulatory endpoint of therapeutic cure in that trial. In September 2005, we announced that Janssen had notified us that it would not exercise its pre-negotiated option for this product candidate and, as a result, we retain worldwide rights for all indications for this product candidate. Although we have no current plans to continue to internally develop Hyphanox for the vaginal candidiasis indication, we are seeking a commercial partner to continue such development.

Clinical Development. We are currently conducting a Phase 3 clinical trial to test once daily dosing of one 200 mg tablet for three months in the treatment of toenail onychomycosis. We expect to enroll approximately 1,300 patients in the trial. We established the trial design after discussions with the FDA following the special protocol assessment process. Assuming we are able to initiate clinical trial sites and enroll patients at the rate we anticipate, we expect to be able to report top line data in the second half of 2008.

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

Oral Antifungals: Azoline.

Azoline is an oral liquid formulation of pramiconazole, a novel antifungal agent that we are developing as a short course treatment for acute skin and mucosal fungal infections and as a potentially more convenient dosing for chronic fungal infections such as onychomycosis.

Product Background. Preclinical testing has shown Azoline to be more potent than itraconazole against dermatological fungal infections and less interactive than itraconazole with the metabolism of other drugs. Based on the results from a one week Phase 1 clinical trial that we conducted for Azoline which indicated that, at the doses tested, Azoline has a half-life in the body which is approximately three times longer than that of itraconazole, we believe that Azoline may be an effective short course oral treatment for fungal infections. We are developing Azoline as a second generation antifungal product to our Hyphanox product candidate.

In 2005, we announced positive results from Phase 2a clinical trials involving 67 patients with various fungal infections of the skin. These patients were treated with 200 mg of Azoline once daily for one, three or five days. The product candidate was studied in tinea pedis, commonly known as athlete’s foot, tinea corporis, commonly known as ring worm, tinea cruris, commonly known as jock itch, tinea versicolor and seborrheic dermatitis. In these studies, Azoline was well tolerated and there were no serious treatment-related adverse effects reported. Based upon the encouraging response rates obtained in these studies, we advanced Azoline into Phase 2b clinical testing.

Clinical Development. We are currently conducting two Phase 2 clinical trials for Azoline outside of the United States. The first of these is a Phase 2b dose finding clinical trial in tinea versicolor, in which we have completed enrollment with 147 patients. We expect to be able to report top line data from this study in the second quarter of 2007. The other is a Phase 2a clinical trial in toenail onychomycosis with once a week dosing, in which we expect to enroll 20 patients.

Following our receipt of data from the Phase 2b clinical study, we plan to initiate the right of first negotiation with respect to Azoline as described under the caption “—Johnson & Johnson License Agreements” as a first step in our effort to identify and secure a business development partner for the continued development and commercialization of this product candidate. Assuming we receive positive data from this Phase 2b clinical study, additional clinical studies, including studies to assess drug-drug interaction and cardiovascular safety will need to be performed prior to moving this product candidate into a Phase 3 trial.

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

RAMBAs: Oral Rambazole.

Oral Rambazole is an oral formulation of a molecule from a novel class of molecules known as retinoic acid metabolism blocking agents, or RAMBAs. We are developing oral Rambazole for the treatment of psoriasis. We believe that Rambazole may address some of the limitations of existing therapies, such as toxicity, or the degree to which existing therapies are harmful at certain levels of treatment, and immune suppression, or the tendency of some existing therapies to compromise a patient’s immune system.

RAMBAs work by blocking the intracellular metabolism of natural retinoic acid in cells. This blocking results in an increased accumulation of the body’s own retinoic acid in the body’s cells, which we believe may provide the same therapeutic benefits as synthetic retinoid therapy but potentially with less risk of adverse side effects related to the accumulation of synthetic retinoids in the body’s tissues. We believe that one of the potential advantages of Rambazole over some synthetic retinoids may be the reduction or absence of long-term risk for birth defects.

Product Background. Various preclinical and clinical studies were conducted on Rambazole prior to our acquisition of rights to this product candidate. In a Phase 1 multiple dose escalation study, increased doses of Rambazole resulted in increased manifestation of skin effects typical for retinoid therapy, including dry lips and skin.

In 2005, we announced positive results from two Phase 2a clinical trials in Europe using oral Rambazole, one in moderate to severe psoriasis, and the other in moderate to severe nodular acne. In the Phase 2a trial in psoriasis, 17 patients with moderate to severe psoriasis who were treated with 1mg of Rambazole once daily for eight consecutive weeks demonstrated a reduction in the psoriasis area severity index, commonly known as PASI score, by an average of approximately 50%. These PASI scores were measured at week 10, two weeks after stopping the treatment. There were no serious treatment-related adverse effects reported.

In the Phase 2a trial in acne, 17 patients with moderate to severe nodular acne were treated with 1 mg of oral Rambazole once daily for 12 consecutive weeks. The results of this study indicate that 16 of 17 patients experienced a reduction in total acne lesion count of more that 50% and 6 of 17 subjects were considered

“cleared or almost cleared”. To be considered “cleared or almost cleared” a patient must have had more than 90% reduction in total lesion count. In the study inflammatory and non-inflammatory lesions responded equally to the treatment. There were no serious treatment related adverse effects reported, while non-serious side effects experienced by this patient group included some dryness of skin and lips. Based on these data, we advanced Rambazole into Phase 2b clinical testing in severe plaque psoriasis.

Clinical Development. We are currently conducting a Phase 2b dose finding clinical trial in severe plaque psoriasis outside the United States and expect to be able to report top line data from this study in the second half of 2007. The FDA has placed oral Rambazole on clinical hold meaning that we may not initiate any clinical studies in humans in the United States until we address the FDA’s request for additional safety data. We believe this is due to the FDA’s concern about the safety profile of a class of drugs known as synthetic retinoids. Although oral Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in an increased accumulation of the body’s own retinoic acid. Assuming the results of our Phase 2b clinical trial are positive, we anticipate providing the data from that study, as well as the data from other pharmacology and toxicology studies that we are conducting, to the FDA in an attempt to address their concerns and remove the clinical hold.

Following our receipt of data from this Phase 2b clinical study, we plan to initiate the right of first negotiation with respect to Rambazole as described under the caption “—Johnson & Johnson License Agreements” as a first step in our effort to identify and secure a business development partner for the continued development and commercialization of this product candidate. Assuming we receive positive data from this Phase 2b clinical study, additional clinical studies, including studies to assess drug-drug interaction and cardiovascular safety will need to be performed prior to moving this product candidate into a Phase 3 trial.

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

RAMBAs: Liarozole

Liarozole is our first generation product candidate based on the RAMBA class of molecules. Liarozole was previously in development for the treatment of congenital ichthyosis. In 2005, we filed an IND with the FDA to conduct a Phase 2/3 clinical trial for Liarozole in the treatment of the lamellar form of congenital ichthyosis. The FDA placed this trial on clinical hold, meaning that we may not initiate our planned Phase 2/3 clinical trial in the United States, or any other clinical studies in humans in the United States, until we address the FDA’s concerns. In January 2006, we began enrolling patients in a Phase 2/3 clinical study for the treatment of the lamellar form of congenital ichthyosis in Europe and other countries outside of the United States. In December 2006, we discontinued enrollment of the study after enrolling 64 of the 98 patients we had originally intended to enroll in the study. We made this decision following our analysis of feedback we received from EMEA that it is highly likely that a long term safety study and efficacy comparator trial against the current standard of care would be required prior to submission for regulatory approval. Following our review of the data from this Phase 2/3 trial, we will evaluate the appropriate next steps for this product candidate.

Earlier Stage Clinical Candidates

Topical Rambazole. We are developing a topical formulation of Rambazole for dermatological indications, including common forms of acne and psoriasis. Preclinical in vitro and animal studies suggest that topical Rambazole may have the potential to be effective in the treatment of psoriasis, acne and photo-damage. A Phase 2a clinical trial for acne compared 13 subjects treated with a topical formulation of Rambazole to 13 subjects treated with the vehicle alone. Subjects were treated for 12 weeks. In this trial, subjects receiving topical Rambazole showed a greater percentage reduction of acne lesions than those receiving the vehicle. In addition, topical Rambazole was well tolerated, with no serious drug-related adverse events reported.

We are currently conducting a Phase 2a clinical trial in Europe to evaluate the effectiveness of topical Rambazole in mild to moderate acne. The study is a double-blind, vehicle-controlled study, in which patients receive once-daily treatment of 0.35% topical Rambazole or vehicle for 12 weeks. We plan to enroll up to 80 patients in this study. Based on our review of the interim efficacy data from 50 patients in this study, it is possible that topical Rambazole’s efficacy is comparable to that of existing synthetic retinoid therapies, with potentially less irritation, but the data to date is inconclusive. We are planning to complete this current trial and we may perform additional small scale clinical trials to obtain a better understanding of the efficacy profile of this product candidate prior to performing additional development work on this program.

Hivenyl. Hivenyl is an antihistamine that we are developing as an oral treatment for allergic reactions of the skin, such as the types of reactions associated with hives. We believe an advantage of Hivenyl over other antihistamines may be the absence of sedation typically associated with antihistamines. Patients experience sedation when an antihistamine crosses the blood-brain barrier. In preclinical studies in animal models, Hivenyl did not cross the blood-brain barrier. In addition, the results of two dose escalation Phase 1 clinical trials of Hivenyl suggest that Hivenyl inhibits allergic reactions, has a fast onset of action and does not cause sedation. In these trials, no cardiovascular side effects or sedation was experienced at doses of five to 15 times those that elicited an antihistamine response.

In January 2007 we announced data from our Phase 2a clinical trial in Europe for Hivenyl, in the treatment of the itch associated with atopic dermatitis. In this study, which was a multi-center, double-blind, placebo-controlled study, 45 adult patients with atopic dermatitis underwent a one-week lead-in period followed by randomization to treatment with oral Hivenyl 60 mg twice daily (n=23) or placebo (n=22) for one week. All patients were also treated daily with a topical corticosteroid and an emollient throughout the study. Nine of the 23 patients in the Hivenyl group reported either a marked improvement or an almost complete to complete relief of their itch symptoms versus none of the 22 patients in the placebo group (p<0.01). The drug was well tolerated and no patients reported signs of sedation, which supports similar findings in prior studies with Hivenyl.

Based on this encouraging proof of concept data, we plan to move forward with the development of this early stage clinical program.

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

Sales and Marketing

We are building a sales and marketing organization with experienced, qualified employees. The dermatological medical communities in the United States and Canada are relatively small. We believe that we can best serve this discrete target physician market with a focused, specialty sales force. We believe that by developing our own sales force, we can control marketing efforts more effectively and obtain better access to the physicians that we target. In 2005, we launched a sales force in the United States and Canada to market our products directly to dermatologists and other target physicians. The United States sales force is comprised of our employees as well as those of a third party contract sales organization, inVentiv Health, Inc.

During 2006, following the approval of Vusion, we expanded the sales force in the United States to approximately 60 sales representatives. Currently about one-third of our sales representatives are Barrier employees and two-thirds are inVentiv employees. However, over time, we plan to increase the percentage of our sales force who are Barrier employees. We also have six regional managers, all of whom are our employees. In Canada, our sales force is currently comprised of four sales representatives. InVentiv also provides us with supplemental sales and marketing services such as sales information services, fleet management, training and logistics and recruiting support.

As part of our marketing strategy, we utilize a variety of marketing tools to convey information about our products and their approved uses, including product sampling, rebate coupons, vouchers, journal advertising, specialty publications, and product specific internet sites. We continually evaluate the effectiveness of these programs and may discontinue some, or add others, as we believe appropriate to market our products.

In March, 2007, we entered into an agreement with Novartis Consumer Health, Inc., pursuant to which Novartis Consumer Health will promote our Vusion product to pediatricians in the U.S. Beginning in May 2007, Novartis Consumer Health will initiate promotion of Vusion to pediatricians, supplementing the efforts of our 60 person sales force. Under the agreement which runs through 2008, we will pay Novartis a flat fee for each sales call made to a pediatrician. We will remain responsible for the marketing and product strategy, as well as for the development, manufacture, distribution and sale of the product.

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

Although we intend eventually to market our products globally, our efforts to date have not yielded our desired results. We have entered into third-party distribution arrangements for Vusion and some of our later stage product candidates with potential collaborators and distributors for the major European countries and some less significant markets. Our primary European distributor is Grupo Ferrer Internacional, S.A. To date, none of our products have been launched under these distribution agreements. In January 2006, we began marketing Vusion (under the brand name “Zimycan”) on a limited basis in Belgium and, through a third party distributor, in the Netherlands. We are currently re-evaluating our European commercial strategy as it relates to those products of ours such as Zimycan that contain generically available active ingredients.

In general, should we decide to enter into third-party distribution arrangements and marketing alliances for the marketing and sale of any of our products in the United States, we would first need to trigger the right of first negotiation with respect to any such product as further described under the caption “—Johnson & Johnson License Agreements.”

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

Under these license agreements, we obtained exclusive licenses to a portfolio of patents and non-exclusive licenses to related know-how to make, use and sell our initial product candidates in the field of dermatology. For purposes of the agreements, the field of dermatology includes applications for the treatment or prevention of diseases of human skin, hair, nails and oral and genital mucosa, but excludes treatments for skin cancer. We also have access to classes of compounds claimed in the patents licensed to us under the agreements, which we can screen in our search for new product candidates in the field of dermatology. If we or an affiliate of Johnson & Johnson advance one of these compounds to Phase 1 clinical development, the developing party must give notice to the other party when the developing party has initiated a Phase 1 clinical trial for the particular compound. At that point, the other party must discontinue any activity towards the development or commercialization of that compound for any indication in any field for so long as the compound continues to be in active clinical development or commercialization by the developing party. In addition, neither Johnson & Johnson nor its affiliates may develop Liarozole, Rambazole, Azoline, Hivenyl, Atopik and several specified preclinical candidates in any formulation for any indication in any field. In exchange for these licenses, we issued an aggregate of 8,333,333 shares of our series A convertible preferred stock to Johnson & Johnson Consumer Companies, Inc. and Janssen Pharmaceutica Products, L.P. All of these shares were converted into 4,166,666 shares of our common stock in connection with our initial public offering.

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

Territories and Exclusivity. The licenses are exclusive throughout most of the world, except that our right to sell the following products in the following territories is semi-exclusive with the Johnson & Johnson companies:

•	Vusion in Argentina, Australia, Belgium, Denmark, Germany, Indonesia, Luxembourg, Mexico, New Zealand, Peru and Venezuela; and

•	Ketanserin in South America.

•	In addition, we have not been granted the right to sell Oxatomide in Japan, Italy, Mexico and much of Central America or Ketanserin in Mexico, Central America and the Caribbean.

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

We triggered this right of first negotiation with respect to Xolegel, Liarozole and Ketanserin by indicating our intention to commercialize these product candidates outside the United States through third-party arrangements. Since the 90-day offer period for these product candidates in this territory has expired, if we receive marketing approvals, we have the exclusive right to commercialize Xolegel, Liarozole and Ketanserin outside the United States, either by ourselves or with a third party, in the territories in which we hold these licenses under the license agreements. In addition, because we would commercialize these product candidates in the United States ourselves, the rights of first negotiation do not apply to these product candidates in the United States. If we later decide to commercialize any of these product candidates in the United States through a third party, other than a contract sales organization, we will trigger the right of first negotiation with respect to that product candidate. In addition, we triggered this right of first negotiation with respect to Vusion by indicating our intention to commercialize this product candidate through third-party arrangements in all territories in which we hold commercialization rights, including the United States. Since the 90-day offer period for Vusion has expired, we have the exclusive right to commercialize Vusion, either by ourselves or with a third party, in all such territories. We expect that we would trigger the right of first negotiation with respect to Rambazole and Azoline following our receipt of data from our currently planned Phase 2b clinical studies for those product candidates.

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

Grupo Ferrer Distribution and License Agreement

In November 2004, we entered into a distribution and license agreement with Grupo Ferrer Internacional, S.A. The agreement provides for Grupo Ferrer to be our exclusive marketer and distributor of our Vusion, Xolegel, Liarozole and Ketanserin product candidates in several countries throughout Europe, Latin America and Africa. In addition to marketing and distributing the products, Grupo Ferrer will assist us in obtaining regulatory approvals for the products in the territories. Under the agreement, we will receive our primary revenues from the sale of finished products to Grupo Ferrer. The agreement also provided for an initial fee of €500,000, which we received in January 2005.

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

Patent and Intellectual Property Protection; Orphan Drug; Hatch-Waxman Act; Pediatric Treatment Exclusivity

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

Our patent portfolio includes patents and patent applications with claims directed to the active ingredients, pharmaceutical formulations, methods of use and methods of manufacturing of a number of our product candidates. We include a discussion of our proprietary rights related to each of our marketed products and our later stage product candidates and the applicable limitations to our rights in the discussion of those products elsewhere in this “Business” section and in the “Risk Factors” section.

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

The Hatch-Waxman Act also permits a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and it must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, USPTO, in consultation with the FDA, reviews and approves the application for patent term extension. We have applied for patent term extension for the formulation patent for our Vusion product. The application is currently under review at the USPTO.

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

Manufacturing

Our products and product candidates include both oral and topical formulations and are produced through a variety of manufacturing processes of varying degrees of difficulty. For example, Vusion, Solagé and Xolegel are produced through a fairly common manufacturing process, while Hyphanox is manufactured as a tablet using a proprietary melt extrusion process that is currently only available through our development agreement with a contract manufacturer. We have relied and will continue to rely on third-party contract manufacturers to produce sufficient quantities of our products for commercial supply and product candidates for use in our preclinical studies and clinical trials.

The following table summarizes our manufacturing relationships for our marketed products.

Product	Country Where Product is Sold	Manufacturer/Supplier	Country Where Product is Made	Contract Expiration

Xolegel	United States	DPT Laboratories, Ltd.	United States	Oct. 31, 2011

Vusion	United States Europe	DSM Pharmaceuticals, Inc. Janssen Pharmaceutica, NV	United States Belgium	Dec. 31, 2009 June 30, 2008

Solagé	United States and Canada	Contract Pharmaceuticals Limited Niagra	United States	Dec. 6, 2007

VANIQA	Canada	Shire Pharmaceutical Limited	United States	June 20, 2010

Denavir	Canada	Novartis Consumer Health	United States	March 14, 2011

The active pharmaceutical ingredients of our marketed products and our Hyphanox product candidate are generic and are currently available from a number of suppliers. However, we predominately rely on a single source of supply for those active ingredients. If any of the manufacturers of our products, product candidates or active ingredients, were to become unable or unwilling to continue to provide us with these products or ingredients, we may need to obtain an alternate supplier. The active pharmaceutical ingredients of Rambazole, Azoline and Hivenyl are proprietary. We have relied and will continue to rely on third-party contract manufacturers to produce sufficient quantities these active ingredients for our product candidates for use in our preclinical studies and clinical trials.

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

Government Regulation

Government authorities in the United States, at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our marketed products and product candidates:

•	the development, and testing;

•	manufacture and distribution;

•	labeling, promotion, advertising, sampling, and marketing; and

•	import and export.

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

Phase I: Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects. Phase 1 clinical trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects associated with increasing doses of the product candidate and, if possible, to gain early evidence of the product candidate’s effectiveness. Phase 1 trials also include the study of structure-activity relationships, drug metabolism and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase 1 clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase 2 studies. The total number of subjects and patients included in Phase 1 clinical trials varies, but are generally in the range of 20 to 80 people.

Phase 2: Refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Although the FDA regulations do not do so, it is common practice in the pharmaceutical industry to sometimes distinguish Phase 2 clinical trials as Phase 2a and Phase 2b. In general, we believe that the common understanding in the industry of Phase 2a and Phase 2b is as follows:

•

Phase 2a refers to a clinical trial in a targeted patient population to evaluate preliminary efficacy and/or further safety of a drug candidate. One or more of the following properties may be evaluated: dose response, duration of effect and kinetic/dynamic relationship

•

Phase 2b refers to a controlled dose ranging clinical trial to evaluate further the efficacy and safety of a candidate drug in a targeted patient population and to attempt to define an appropriate dosing regimen.

Phase 3: Refers to expanded controlled and uncontrolled clinical trials. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase 3 clinicals are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 trials usually include from several hundred to several thousand subjects.

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

Each of our marketed products competes, and if approved each of our product candidates will compete, for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our marketed products are:

•	For Xolegel, in the treatment of seborrheic dermatitis, Nizoral from Janssen, Desowen from Galderma S.A., Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each.

•

For Vusion in the treatment of diaper dermatitis complicated by candidiasis, from ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams. None of these products are indicated for the treatment of diaper dermatitis complicated by documented candidiasis.

•

For Solagé in the treatment of solar lentigenes from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Neutrogena and other tretinoin containing topical formulations.

We believe the primary competition for our later stage product candidates in development are:

•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and generic manufacturers, and Penlac from Dermik Laboratories.

•

For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Stiefel Laboratories, biologic agents such as Amevive from Astellas Pharma US, Inc., Raptiva from Genentech, Inc., and methotrexate from generic manufacturers.

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

Employees

As of December 31, 2006, we had 93 full time employees. Of our full time employees, 41 were engaged in sales and marketing, 28 were engaged in research and development and 24 were engaged in general and administrative activities. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Trademarks

Solagé® is a registered trademark of Barrier Therapeutics, Inc. Zimycan® is a registered European Community Trademark of Barrier Therapeutics, Inc. We are seeking United States trademark registrations for our trademarks Barrier Therapeutics™, Vusion™, Xolegel™, Hyphanox™, Rambazole™ and Hivenyl™. Liarozole, Azoline and Atopik are temporary designations. We are developing commercial names for our Liarozole, and Azoline product candidates. Shire International Licensing, B.V., owns the Canadian registration of the VANIQA® trademark. Novartis International Pharmaceutical Ltd. owns the Canadian registration of the Denavir® trademark. All other trademarks or service marks appearing in this Report are the property of their respective companies.

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

Since our inception in September 2001, we have incurred significant operating losses and, as of December 31, 2006, we had an accumulated deficit of $204.2 million. We currently market Xolegel, Vusion and Solagé in the United States and Solagé, VANIQA and Denavir in Canada. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase in the foreseeable future as we:

•	conduct additional clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	increase our sales and marketing activities to commercialize our products;

•	hire additional clinical, scientific, sales and marketing, management and compliance personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, technologies, marketed products or businesses.

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

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $58.9 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

We must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates in order to obtain regulatory approval for the sale of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes.

Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun. It takes several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidates may never be approved for sale or become commercially viable. We do not believe that any of our product candidates have alternative uses if our current development activities are unsuccessful.

There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidates or the inability to commercialize any of our product candidates. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. For example, in June 2005, we announced that our Hyphanox product candidate failed to reach the primary endpoint in its Phase 3, non-inferiority trial for the treatment of vaginal candidiasis. Consequently, the results of this trial were not sufficient to support a filing for regulatory approval for Hyphanox in that indication. The risk of clinical trial failure is even greater where the product candidate contains a new chemical entity, such as Azoline, Rambazole and Hivenyl, and where the product candidate uses a novel or not fully known mechanism of action, such as Rambazole. Likewise, the risk of discovering harmful side effects is greater where the product candidate contains a new chemical entity.

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

For example, the FDA has placed our Liarozole and oral Rambazole product candidates on clinical hold. Moreover, due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further development of this product candidate on hold. We may never complete the development of Liarozole.

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

Planned clinical trials may not begin on time, may take longer to complete than anticipated, or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an effective investigational new drug application, or IND, or regulatory approval to commence a clinical trial;

•	identifying and engaging a sufficient number of clinical trial sites;

•	negotiating acceptable clinical trial agreement terms with prospective trial sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	recruiting qualified subjects to participate in clinical trials in a timely manner;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of supplies of drugs for clinical trials;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

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

All of our product candidates have significant milestones to reach, including the successful completion of clinical trials, before commercialization. If we continue to have significant delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates or any other products that we may develop will be adversely impacted. In addition, our product development costs would increase and our ability to generate revenue could be impaired.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not directly follow successful completion of Phase 2 clinical trials, as additional non-clinical and clinical trials may be required prior to initiating a Phase 3 trial. For instance, under recently revised guidelines of the International Conference on Harmonization, or ICH, the FDA requires a cardiovascular safety study at the expected dose and an elevated dose prior to initiating Phase 3 clinical trials. In addition, additional trials may be needed following successful completion of a Phase 3 clinical trial prior to seeking marketing approval. For instance, depending upon the outcome of our ongoing Phase 3 trial for Hyphanox, and any directions or feedback we may receive from regulatory agencies, we may need to perform additional non-clinical or clinical studies prior to seeking marketing approval for Hyphanox.

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

Changes in the FDA approval process during the development period or changes in regulatory review for each submitted product application may also cause delays in the approval or result in rejection of an application. In addition, recent withdrawals of approved products by major pharmaceutical companies have resulted in a renewed focus on safety at the FDA, which may result in delays in the approval process.

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

This risk is particularly applicable to our oral and topical Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although oral Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in an increased accumulation of the body’s own retinoic acid. Since this accumulation is designed to provide the same therapeutic benefits of synthetic retinoid therapy, the FDA and foreign regulatory authorities may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our Liarozole and oral Rambazole product candidates on clinical hold. Due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further development of this product candidate on hold. Since, the active ingredient of our topical Rambazole product candidate is the same as oral Rambazole, we may experience a longer and more expensive regulatory process for this product candidate, as well.

If we fail to obtain regulatory approval in foreign jurisdictions, we would not be able to market our products abroad, and the growth of our revenues, if any, would be limited.

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. For example, although our Xolegel product has received marketing approval from the FDA, we may not be able to obtain regulatory approval for Xolegel in Europe since the European regulatory authorities require data that could only be obtained by conducting an additional clinical trial, which we currently do not plan to do. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Risks Related to Commercialization

If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. In the United States, we have three FDA approved products: Xolegel, Vusion and Solagé. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Xolegel, Vusion and Solagé, or any of our future products may require significant resources and may never be successful.

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

If third-party payors do not reimburse patients for our products those products might not be used or purchased, and our revenues and profits will be adversely affected and may not grow.

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

Managed care organizations and other third-party payors negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored on formularies and the active ingredients in each of our marketed products are generically available, although not in the same formulations as our products. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If a product is excluded from a formulary, its usage may be sharply reduced in the managed care organization patient population. If our products, particularly our Vusion and Xolegel products, are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

Any regulatory approval we may receive for our product candidates may be subject to limitations on its indicated uses which could adversely affect our ability to market the product as anticipated.

Even if regulatory approval of one or more of our product candidates is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If this happens it could adversely affect our ability to market that product and potentially adversely affect our revenues for that product.

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

If we fail to comply with regulatory requirements governing the manufacture of our marketed products, regulatory agencies may take action against us, which could significantly harm our business.

The manufacturing facilities and processes for our marketed products are subject to continual requirements and periodic inspection by the FDA and other regulatory bodies, as well as with compliance with the current Good Manufacturing Practices, or cGMPs. The cGMP regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. We rely on the compliance by our contract manufacturers with cGMP regulations and other regulatory requirements relating to the manufacture of products. Other than through contract, we do not have control over compliance by our contract manufacturers with these regulations and standards. Our present or future contract manufacturers may not be able to comply with cGMPs and other FDA requirements or similar regulatory requirements outside the United States. Failure of our contract manufacturers or our employees to comply with applicable regulations or the discovery of previously unknown problems with our products or manufacturing processes may result in any of the following:

•	restrictions on our products or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	voluntary or mandatory recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	refusal to approve pending applications or supplements to approved applications that we submit; and

•	product seizure.

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

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Approximately 87% of our product revenues in 2006 were from these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.

We may acquire additional products, product candidates, technology and businesses in the future and any difficulties from integrating such acquisitions could damage our ability to attain profitability.

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

For example, although our Vusion product candidate, which we market under the name “Zimycan” in Belgium, has received marketing approval from several countries in Europe, our distributor has not launched that product in any of those countries, due to the inability to obtain acceptable pricing. This product might not be launched in any country in which we are not able to obtain pricing approval at a satisfactory level.

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

We may not be successful in entering into additional distribution arrangements and marketing alliances with third parties for our earlier stage product candidates. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates outside the United States and Canada and could increase our costs of commercialization. In addition, we may be at a competitive disadvantage in negotiating these agreements with third parties because under our license agreements, Johnson & Johnson, through any of its affiliates, has a right of first negotiation for the commercialization of our product candidates that are based on the licensed intellectual property. Because this first right of negotiation may only be triggered after Phase 2b clinical trials and could extend for up to 180 days, it may hinder our ability to enter into distribution agreements and marketing alliances. It may also delay our receipt of any milestone payments or reimbursement of development costs.

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

The patent rights that we own or have licensed relating to our products and product candidates are limited in ways that may affect our ability to exclude third parties from competing against us. In particular:

•

We do not hold composition of matter patents covering the active pharmaceutical ingredients of Xolegel, Vusion, Solagé, or our Hyphanox product candidate. Composition of matter patents on active pharmaceutical ingredients are the strongest form of intellectual property protection for pharmaceutical products as they apply without regard to any method of use or other type of limitation. The active ingredients for Solagé, Vusion, Xolegel and Hyphanox are off patent. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as our products so long as the competitors do not infringe any method of use or formulation patents that we may hold.

•

The composition of matter patent covering the formulation of our Vusion product is scheduled to expire on March 27, 2007, meaning that competitors who obtain the requisite regulatory approval can offer a product with the same formulation following the expiration of our Hatch Waxman marketing exclusivity in February 2009. Although we have submitted an application for up to five years of patent term extension, it is possible that the USPTO could reject that application or grant an extension for a shorter period of time.

•

Our patent licenses from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. are limited to the field of dermatology. As a result, if we were to discover that one or more of our product candidates had potential to be effective in indications outside the field of dermatology, we would not be able to capitalize on that potential without first obtaining a license to do so. We may not be able to obtain such a license on attractive terms or at all.

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

This field of use restriction may limit our ability to market our products for indications outside of dermatology and, therefore, limit the potential market size for our products.

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

The use of our product candidates in clinical trials and the sale of products may expose us to the risk of product liability claims. This risk is even greater for our product candidates that are administered orally such as Hyphanox, Azoline, Rambazole and Hivenyl or which contain a new chemical entity such as Azoline, Rambazole and Hivenyl. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, be required to limit the commercialization of our product candidates and face adverse publicity. We have product liability insurance coverage with a $10 million annual aggregate coverage limit, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash.

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

Each of our marketed products competes, and if approved each of our product candidates will compete, for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our marketed products are:

•	For Xolegel, in the treatment of seborrheic dermatitis, Nizoral from Janssen, Desowen from Galderma S.A., Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each.

•

For Vusion in the treatment of diaper dermatitis complicated by candidiasis, from ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams. None of these products are indicated for the treatment of diaper dermatitis complicated by documented candidiasis.

•

For Solagé in the treatment of solar lentigenes from Triluma from Galderma S.A., Avage from Allergan, Inc., EpiQuin Micro from SkinMedica, Inc. and other prescription 4% hydroquinone formulations as well as over-the-counter 2% hydroquinone products, Retin-A from Neutrogena and other tretinoin containing topical formulations.

We believe the primary competition for our later stage product candidates in development are:

•	For Hyphanox, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and generic manufacturers, and Penlac from Dermik Laboratories.

•

For oral Rambazole, in the treatment of psoriasis, Soriatane from Hoffman-La Roche and Stiefel Laboratories, biologic agents such as Amevive from Astellas Pharma US, Inc., Raptiva from Genentech, Inc., and methotrexate from generic manufacturers.

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

In October 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against us and certain of our officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933. In November 2006, the case was voluntarily dismissed by plaintiffs’ counsel, in its entirety and with prejudice.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2006.

OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers:

Name	Age	Position
Geert Cauwenbergh, Ph.D	53	Chief Executive Officer and Director
Alfred Altomari	48	Chief Operating Officer
Albert C. Bristow	37	General Counsel and Secretary
Charles T. Nomides	50	Chief Research and Development Officer
Anne M. VanLent	58	Executive Vice President, Chief Financial Officer and Treasurer
Dennis P. Reilly	48	Vice President, Principal Accounting Officer

Geert Cauwenbergh, Ph.D. is our founder and Chief Executive Officer. Dr. Cauwenbergh served as our Chairman of the Board and Chief Executive Officer from September 2001 until June 2006. Prior to joining us, Dr. Cauwenbergh was at Johnson & Johnson Consumer and Personal Care Products Companies from 2000 to 2002 where he served in various capacities, most recently as Vice President of Technology. From 1994 to 2000, Dr. Cauwenbergh was at Johnson & Johnson Consumer Companies Worldwide where he served in various capacities, most recently as Vice President of Research & Development. He received his Ph.D. in Medical Sciences from the Catholic University of Leuven, Faculty of Medicine, Belgium where he also completed his Masters and undergraduate work. Dr Cauwenbergh serves on the Board of Trustees of the Biotechnology Council of New Jersey, currently as Vice Chairman of the Board. He has been the author of numerous publications in the fields of Dermatology and Infectious Diseases.

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

Dennis P. Reilly was appointed Principal Accounting Officer in June 2006. Mr. Reilly has been Barrier Therapeutics’ Vice President of Finance since September 2005. Prior to joining Barrier, from May 2002 until September 2005, Mr. Reilly was Senior Director and Controller of The Medicines Company. From September 2000 through April 2002, Mr. Reilly was the U.S. Controller of Orbiscom, Inc. Mr. Reilly also spent 17 years with Mobil Corporation in various accounting and finance roles. Mr. Reilly received a bachelor’s degree in Accounting from Villanova University and a master’s degree in Finance from Virginia Tech University. Mr. Reilly is also a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ National Market under the symbol “BTRX.” The following table sets forth the range of high and low sale prices for the common stock as reported on the NASDAQ National Market for the periods indicated below.

	High	Low
2006
First Quarter	$11.34	$7.40
Second Quarter	$9.93	$5.25
Third Quarter	$7.30	$5.01
Fourth Quarter	$7.85	$5.98
2005
First Quarter	$22.40	$13.45
Second Quarter	$19.22	$7.85
Third Quarter	$10.12	$7.50
Fourth Quarter	$8.70	$6.66

As of March 6, 2007, there were 66 holders of record of our Common Stock. On March 6, 2007, the last reported sale price of our common stock as reported on the NASDAQ National Market was $6.69 per share.

We have not paid any dividends on our common stock since our inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future.

Dividend Policy

Since we became a public company, we have not paid any dividends on our Common Stock. We do not anticipate paying any dividends on our Common Stock in the foreseeable future. We intend to retain future earnings in order to finance the growth and development of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we did not sell any securities which were not covered by an effective registration statement under the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of our fiscal year ended December 31, 2006 with respect to our compensation plans under which equity securities are authorized.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants or rights(a)	Weighted average price of outstanding stock options, warrants or rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	2,638,024	$8.17	1,766,880	*
Equity compensation plans not approved by security holders	0	N/A	0
Total	2,638,024	$8.17	1,766,880

*	Effective as of January 1, 2007, this number reflects an increase of 1,000,000 shares of common stock reserved for issuance under the Plan. The Plan contains an evergreen provision which provides for an automatic increase or reserved shares under the Plan each year on the first trading day in January of each calendar year by an amount equal to 5% of the total number of shares of Common Stock outstanding on the last trading day in December, not in excess of 1,000,000. This number also takes into consideration 126,330 shares of restricted common stock issued to certain employees under the Plan on December 6, 2006, which is subject to future vesting. Future vesting is contingent upon the individual’s continued employment with the Company.

Comparative Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ASSUMES $100 INVESTED ON APRIL 28, 2004

ASSUMES DIVIDENDS REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2006

	4/28/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/30/05	3/31/06	6/30/06	9/30/06	12/31/06
Barrier Therapeutics, Inc.	$100	$93.40	$81.07	$110.67	$103.27	$52.87	$56.60	$54.67	$64.53	$43.60	$43.07	$50.27
Nasdaq Pharmaceutical Index	$100	$94.77	$90.64	$97.77	$85.86	$89.92	$105.71	$107.66	$110.59	$98.93	$103.37	$105.39
Nasdaq Composite Index (US)	$100	$102.98	$95.56	$109.60	$100.68	$104.10	$109.07	$111.93	$118.73	$114.46	$118.95	$127.17

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years has been derived from and is qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002, have been audited by Ernst & Young LLP, independent registered public accounting firm.

This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of Part II of this annual report on Form 10-K.

We have not paid any cash dividends on our shares of Common Stock during the periods presented.

	Year Ended December 31,
	2006		2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Net product revenue	$5,853		$792	$—	$—	$—
Other revenue	885		1,748	897	367	—

Total revenues	6,738		2,540	897	367	—

Operating expenses:
Cost of product revenues	1,431		544	—	—	—
Research and development	25,895	*	30,369	30,904	17,485	3,542
Selling, general and administrative	35,795	*	20,280	11,475	3,730	1,532
In-process research and development	—		—	—	—	25,000

Total operating expenses	63,121	*	51,193	42,379	21,215	30,074

Loss from operations	(56,383)		(48,653)	(41,482)	(20,848)	(30,074)
Interest income	3,015		2,929	1,408	419	275
Interest expense	(61)		(53)	(36)	(3)	(5)

Net loss before income tax benefit and cumulative effect of change in accounting principle	(53,429	)*	(45,777)	(40,110)	(20,432)	(29,804)
Income tax benefit	655		536	367	217	—
Cumulative effect of change in accounting principle	57		—	—	—	—
Preferred stock accretion	—		—	(4,592)	(8,432)	(3,392)

Net loss attributable to common stockholders	$(52,717	)*	$(45,241)	$(44,335)	$(28,647)	$(33,196)

Basic and diluted net loss per share	$(2.06	)*	$(1.91)	$(3.02)	$(83.95)	$(240.74)

Weighted average shares used in computing basic and diluted net loss per share	25,583,259		23,656,306	14,677,710	341,256	137,889

*	Note: As discussed in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”).

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$58,884	$78,120	$89,081	$53,776	$18,144
Working capital	50,056	72,785	82,846	51,682	17,475
Total assets	67,181	84,961	92,784	56,971	19,296
Long-term notes payable	280	405	443	193	—
Accumulated deficit	(204,158)	(151,441)	(106,200)	(61,865)	(33,217)
Total stockholders’ equity (deficit)	53,213	76,266	83,570	(61,534)	(33,198)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. Our strategy is to become a leader in the development and commercialization of proprietary innovative products in therapeutic dermatology.

We currently market three pharmaceutical products in the United States, Xolegel (ketoconazole, USP) Gel 2%, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We also market our Solagé product in Canada, along with two other products for which we are the exclusive distributor in Canada: VANIQA (elflornithine HCL) Cream 13.9% and Denavir (penciclovir cream) 1%. We promote our marketed products through a sales force consisting of our own sales representatives and those of a contract sales organization. Since the approval of Vusion in February 2006, we increased our sales and marketing efforts significantly, including an expansion of our U.S. sales force from 21 to 60 U.S. representatives. We also completed our pre-launch marketing and manufacturing activities for Xolegel, and commenced our commercial launch in the fourth quarter of 2006.

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

In 2006, we recognized total product revenues of $5.9 million mostly related to our Vusion sales in the United States and sales of Solagé in the United States and Canada. In 2005, we recognized total product revenues of $0.8 million for our sales of Solagé in the United States and Canada and sales of VANIQA in Canada. We expect product revenues to increase in 2007, primarily due to the anticipated growth in sales for our Vusion and Xolegel products. We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offerings in the first quarter of 2005 and in the third quarter of 2006.

We were incorporated in September 2001 and commenced active operations in May 2002. Since our inception we have incurred significant losses. As of December 31, 2006, we had an accumulated deficit of $204.2 million. We plan to continue to invest in the clinical development of our product candidates and screen for new product candidates. We also plan to seek marketing approvals for our products in various countries throughout the world, particularly in the United States and Canada. We expect to continue to spend significant amounts on the commercial development of our products, including the sales and marketing of Xolegel, Vusion and Solagé. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy.

Research and clinical development expenses represent:

•	cost incurred for the conduct of our clinical trials,

•	cost related to pre-clinical studies, including toxicology and pharmacokinetics,

•	cost incurred in screening for new product candidates,

•	manufacturing development costs related to our clinical product candidates,

•	personnel and related costs related to our research and product development activities (including stock based compensation expense as required under FAS 123(R)), and

•	outside professional fees related to clinical development and regulatory matters.

We outsource the conduct of our pre-clinical studies, clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense these research and development costs as they are incurred. We expect that our research and development expenses will be somewhat higher in 2007 compared to 2006, mostly related to our ongoing Hyphanox phase 3 study in onychomychosis and the completion of our two phase 2b studies in oral Rambazole and Azoline.

Selling, general and administrative expenses consist primarily of salaries and other related personnel costs, marketing and promotion, general corporate activities, professional fees and facilities costs. We expect these costs to increase in 2007, as we continue to increase our commercial efforts in support of Vusion, Xolegel, and Solagé. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products.

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

Revenue Recognition

We use revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Statement of Financial Accounting Standards No 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Net Product Revenue. In the United States and Canada, we sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are our revenue recognition policies.

New Product Launch—At the time of a new product launch, we utilize a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on our estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates, we defer revenue on sales to wholesalers until we can make reliable estimates of returns, discounts and related end user demand. We attempt to monitor our inventory levels at our wholesalers and pharmacies to ensure these levels remain within normal levels. We estimate inventory at wholesalers based on historical sales to wholesalers, inventory data provided to us by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, coupons and Medicaid rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Calculating some of these items involves significant estimates and judgments and requires us to use information from external sources.

Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically or based on industry data for similar products. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

In 2006, we recorded a provision for returns at a weighted average rate of 0.3% of gross sales. Actual returns could exceed historical experience and our estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition. If the returns provision percentage were to increase by 0.5% of 2006 gross sales from our three products marketed in the U.S., then an additional provision of $35,000 would result.

Rebates—Patient Discount/Coupons—From time to time we offer patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. We reimburse retail pharmacies for the cost of these products through a third party administrator. We recognize the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, we must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns. We maintain an accrual for unused coupons based on inventory in the distribution channel and historical coupon usage rates and adjust this accrual whenever changes in such coupon usage rates occur.

In 2006, we recorded a provision for coupons at a weighted average rate of 1.1% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of 2006 gross sales from our three products marketed in the U.S., then an additional provision of $35,000 would result.

Rebates—Medicaid discounts—In some states we participate or have applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.

We record accruals for Medicaid rebates as a reduction of sales when product is sold to our wholesaler distributors. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of our total product sales. In addition, we estimate the expected unit rebate amounts to be used and adjust our rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel. We analyze the accrual at least quarterly and will adjust the balance as required.

In 2006, we recorded a provision for Medicaid discounts at a weighted average rate of 9.1% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of 2006 gross sales from our four products marketed in the U.S., then an additional provision of $35,000 million would result.

We will adjust our allowances for product returns, Medicaid and coupon rebates based on our actual sales experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe actual experience may differ from our estimates.

International Distribution Partners. Under our agreements with international distribution partners, we sell our product to our distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.

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

Grant revenues are recognized when we provide the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Inventories. Our inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. The majority of our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and when, in our opinion, factors indicate that impairment has occurred, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. In 2006, inventory adjustments totaled $0.2 million.

We expense our inventory costs associated with products prior to regulatory approval as research and development expense.

We have committed to make future minimum payments to third parties for certain product inventories. The minimum purchase commitments total $13.2 million as of December 31, 2006, the majority of which relate to Vusion and Xolegel. We expect to fully utilize these contracts.

Marketable Securities

Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. EITF 03-01, The Meaning of Other-Than-Temporary requires disclosures addressing other-than-temporary impairments in a qualitative and quantitative manner. There were no other-than-temporary impairments through December 31, 2006.

Intangible Assets

Product rights are being amortized on a straight-line basis over the life of the underlying patent, which expires in 2013. We continually evaluate the reasonableness of the carrying value of its intangible assets. An impairment may be recognized if the expected future undiscounted cash flows are less than their carrying amounts. As of December 31, 2006, no impairment exists.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. We commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For year ended December 31, 2006, we recorded an expense for stock based compensation related to FAS 123(R) of $5.2 million, $1.4 million of which was recorded in research and development expense and $3.8 million was recorded in selling, general and administrative expenses.

Prior to January 1, 2006, as allowed by SFAS 123, we had applied the intrinsic value-based method of accounting prescribed in APB 25 and its related interpretations, and, accordingly, did not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. For pro forma purposes, the stock compensation expense was based on an accelerated vesting method. SFAS 123 pro forma information regarding net loss was required by SFAS 123, and had been determined as if we had accounted for its stock-based employee compensation under the fair value method prescribed in SFAS 123. The fair values of the options were estimated using the Black-Scholes pricing model. In addition, no compensation expense was recorded in the financial statements for shares purchased under our Employee Stock Purchase Plan as that plan was considered non-compensatory under APB 25.

In addition, prior to the adoption of FAS 123(R), we presented our unamortized portion of deferred compensation cost for nonvested stock options in the statement of changes in shareholders equity with a corresponding credit to additional paid in capital. Upon the adoption of FAS 123(R), these amounts were offset against each other. Under FAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid in capital, and the deferred compensation balance of $532,000 at December 31, 2005 was netted against additional paid in capital.

APB 25 did not permit the estimation of forfeitures for the unvested awards outstanding, and therefore forfeitures were recognized as they occurred. Under FAS 123(R), an estimate of forfeitures must be made for the unvested awards outstanding as of the adoption date. As such, an adjustment to record the cumulative effect of a change in accounting principle is needed to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested on the adoption date. As such, we recognized a cumulative effect adjustment of $57,000 as of January 1, 2006 related to the accounting change for forfeitures.

FAS 123(R) does not change the accounting guidance for how we account for options issued to non-employees. We account for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. We recorded $133,000, $378,000 and $756,000, non-employee stock compensation expense for years ended December 31, 2006, 2005, and 2004, respectively.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Interpretation No. 48, “Accounting for Uncertainty in Income

Taxes” (FIN 48). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact this provision may have on our financial position or results of operations.

FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are in the process of evaluating the potential impact of FIN 48. We currently have a full valuation allowance against our net deferred tax assets and therefore have not recognized the benefits from our tax positions in our earnings. We anticipate the impact, if any, of FIN 48 to be minimal.

Results of Operations

Years ended December 31, 2006, 2005 and 2004

Net Revenues. Net Revenues are summarized below:

	Year ended December 31,
(in thousands)	2006	2005	2004
Net product revenues
U.S.	$5,331	$684	$—
International	522	108	—

Total net product revenues	5,853	792	—
Grant revenue	256	1,059	797
Contract revenue	629	689	100

Total net revenue	$6,738	$2,540	$897

Total net revenues for 2006 increased $4.2 million over 2005 mostly related to the launch of Vusion in the United States, offset by a decrease in grant revenue. Total net revenue in 2005 increased $1.6 million over 2004, mostly related to the initial product revenue from sales of Solagé and increased grant revenue.

Net Product Revenues. Net product revenues for the year ended December 31, 2006 increased $5.1 million compared to the same period in 2005 primarily due to the launch of Vusion. We expect product revenues to grow significantly as we expand the market for all of our products and we continue the U.S. launch of Xolegel. In 2005, we recognized product revenues of $0.8 million for our sales of Solagé in the United States and Canada and sales of VANIQA in Canada. Prior to 2005, we had no product revenue.

•

Vusion—Vusion is approved for the treatment of diaper dermatitis complicated by documented candidiasis. Vusion was approved by the FDA in February 2006 and we commercially launched the product in the United States in May 2006. We have several country approvals in Europe and have marketed the product in Belgium and The Netherlands on a limited basis; however, weak pricing in Europe has constrained our marketing effort.

•	Solagé—Solagé is approved for the treatment of solar lentigines. We acquired Solagé in 2005 and market the product in both the United States and Canada.

•

Xolegel—Xolegel is approved for the treatment of seborrheic dermatitis. Xolegel was approved by the FDA in July 2006 and we commercially launched the product in the United States in November 2006. In March 2007, we received marketing approval from Health Canada for Xolegel. We expect to launch this product in Canada in the second half of 2007.

•	Other products—We are the exclusive distributor in Canada of VANIQA which is approved for slowing the growth of unwanted facial hair in women and Denavir which is approved for cold sores.

Net Product Revenues are summarized below:

	Year ended December 31,
(in thousands)	2006	2005
Net product revenues
Vusion	$3,785	$—
Solagé	1,595	787
Xolegel	130	—
Other products	343	5

Total net product revenues	$5,853	$792

Gross-to-Net Product Revenue Adjustments. We recognize product revenues net of allowances and accruals for estimated cash discounts, wholesaler fees, rebates, product returns and chargeback discounts. Cash discounts deductions reflect prompt payment term discounts extended to our customers. Wholesaler service fees are fees paid to our U.S wholesalers for distribution services. Allowance for sales returns are based on the actual returns history. Rebate deductions reflect estimates of coupon discounts and Medicaid rebates based on historical payment data and estimates of future Medicaid beneficiary utilization.

The allowances for cash discounts, consumer rebates, sales returns and doubtful accounts are net against trade receivables and totaled $37,000, $29,000, $24,000, and $12,000 at December 31, 2006, respectively. The aggregate total of these receivable allowances in 2005 was $14,000. We recognize bad debt expense in selling, general and administrative expenses.

Accruals for state Medicaid rebates and wholesaler fees totaled $0.6 million and $0.1 million at December 31, 2006, respectively, and are included in accrued liabilities. At December 31, 2005, we had no accrued liabilities for state Medicaid rebates and wholesaler fees.

Deferred Revenue of $430,000 at December 31, 2006, primarily reflects the deferral of sales related to the Xolegel launch in the U.S. along with some Canadian sales. Deferred Revenue of $637,000 at December 31, 2005, reflects primarily the deferral of contract milestones related to our distribution agreements and some Canadian sales.

The following table summarizes our gross-to-net revenue deductions:

	Year ended December 31,
(in thousands)	2006	2005
Gross product revenues	$7,077	$820
Cash discounts	134	18
Wholesaler fees	347	—
Medicaid rebates	641	—
Coupon rebates	78	4
Product returns	21	6
Chargebacks	3	—

Total net product revenues	$5,853	$792

Other Revenues. Other revenues consist of grant revenues and milestone payments for certain product rights which are amortized over the estimated service period. Other revenues declined $0.9 million for the year ended December 31, 2006 compared to the same period in 2005. The lower grant revenue relates to payments on a Belgium research grant. We received a new grant in 2006 from a Belgian governmental agency promoting technology in the Flemish region of Belgium that will pay €1.25 million (approximately $1.6 million) over a three-year period starting in 2006. In 2005, we recorded grant revenue from a similar Belgian governmental agency research grant of $1.1 million compared to $0.8 million for the previous year.

Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to our commercial products was $1.4 million, or 24% of net product revenues in 2006. Total cost of product revenues for year ended December 31, 2006 increased $0.9 million compared to the same period in 2005 due to higher sales volumes, primarily from Vusion, and the recording of a $0.2 million allowance for inventory obsolescence in Europe. Cost of product revenue totaled $0.5 million for the year ended December 31, 2005. Cost of product revenue includes finished product costs, distribution expense related to product sales, including one-time start-up distribution expenses and amortization of Solagé product rights. We did not report cost of product revenues during 2004 because we did not have product sales. In the first quarter of 2005, we acquired the United States and Canadian rights to Solagé, and are amortizing the remaining intangible asset over the expected patent life. Amortization expense related to the product rights for the acquisition of Solagé was $351,000 and $320,000 for 2006 and 2005, respectively. In Canada we are a distributor of Denavir and VANIQA and purchase these products from their respective manufacturers. We expect that our gross margin percentage of net sales will fluctuate based on the relative mix of our various products sales.

	Year ended December 31,
(in thousands)	2006	2005
Cost of product revenue
Manufacturing costs	$1,080	$224
Amortization of product rights	351	320

Total cost of product revenue	$1,431	$544

Percentage of net product sales	24%	69%

Research and Development Expenses. Total research and development expenses for 2006 of $25.9 million were $4.5 million, or 15%, lower than 2005. Total research and development expenses for 2005 were essentially unchanged with 2004.

Below is a summary of our research and development expenses:

	Year ended December 31
(in thousands)	2006	% of Total	2005	% of Total	2004	% of Total
Marketed products	$2,567	10%	$6,280	21%	$7,526	25%
Hyphanox	2,576	10%	4,992	17%	8,391	27%
Rambazole	5,207	20%	3,444	11%	2,517	8%
Azoline	2,990	12%	3,130	10%	361	1%
Liarozole	2,137	8%	1,275	4%	1,249	4%
Other clinical/pre-clinical stage products	1,145	4%	1,640	5%	2,609	8%
Internal costs	7,862	30%	9,608	32%	8,251	27%
FAS 123(R)	1,411	6%	n/a		n/a

Total research and development expenses	$25,895	100%	$30,369	100%	$30,904	100%

In the preceding table, research and development expenses are set forth in the following seven categories:

•

Marketed Products—Expenses for year ending December 31, 2006 compared to the year ended December 31, 2005 decreased $3.7 million mostly related to the absence in 2006 of the Xolegel long-term safety study and other regulatory filing and preparation expenses for both Xolegel and Vusion in 2005. Xolegel expenses for 2005 related primarily to the completion of our long-term safety study which commenced in the third quarter of 2004, as well as regulatory and manufacturing costs related to the development of this product. During 2004, we also conducted a confirmatory Phase 3 clinical trial for Xolegel. Our costs related to Vusion for 2005 increased $0.5 million compared to 2004 primarily due to increased costs for manufacturing development and regulatory costs. In 2005, we incurred costs related to validation batches as well as a contract minimum payment made to our contract manufacturer. Vusion costs for the year ended December 31, 2004 included our Phase 3 pivotal clinical trial, which began enrolling patients in the first half of 2003 and was completed during the third quarter of 2004, and the costs incurred in connection with the preparation of regulatory filings and filing fees in the United States and Europe.

•

Hyphanox—Hyphanox costs of $2.6 million in 2006 related primarily to the commencement of our Phase 3 clinical study in onychomycosis. Hyphanox costs in 2006 decreased $2.4 million from 2005 primarily due to the absence of the clinical cost for the Phase 3 trial in vaginal candidiasis, or VVC, conducted in 2004 and 2005. Our costs for Hyphanox for 2005 are related to the completion of the VVC trial, supportive pharmacokinetics studies, and set-up costs for a Phase 3 clinical trial for the treatment of onychomycosis. The 2005 costs were $3.4 million, or 41%, lower than 2004, because the Phase 3 trial ran for only six months of 2005 compared to twelve months of 2004. Manufacturing development costs in 2005 were also lower for Hyphanox as compared to 2004.

•

Rambazole—Rambazole expenses for year ended December 31, 2006 compared to year ended December 31, 2005 increased $1.8 million primarily due to costs related to the Phase 2b study in psoriasis and manufacturing development and pre-clinical studies. Rambazole costs for 2005 increased over 2004 primarily due to higher manufacturing development and preclinical study costs.

•

Azoline—Azoline expenses for year ended December 31, 2006 compared to year ended December 31, 2005 decreased $0.1 million. Increased clinical costs related to the Phase 2b study were more than offset by savings in manufacturing development expenses. Azoline expenses in 2005 increased $2.8 million over 2004 levels. The 2005 costs were made up of manufacturing development, pre-clinical studies, and preparation and set-up of our Phase 2b study. In 2004, Azoline expenses of $0.4 million included proof of concept and preclinical studies.

•

Liarozole—Liarozole expenses for year ended December 31, 2006 compared to year ended December 31, 2005 increased $0.9 million primarily due to conduct of the Phase 2/3 trial for the treatment of lamellar ichthyosis in 2006, offset in part by lower manufacturing and pre-clinical expenses in 2006. Our costs for Liarozole in 2005 were marginally higher than our costs in 2004. Our costs in 2005 are related to the set-up costs for our Phase 2/3 trial for the treatment of lamellar ichthyosis as well as costs for clinical supplies and manufacturing of the active ingredient. Our costs for Liarozole in 2004 related to the cost of the review of clinical data and the manufacturing of both the active ingredient and clinical supplies.

•

Other pre-clinical/clinical stage products—These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates, including Ecalcidene, which was discontinued in 2004, and the screening of molecules to identify new product candidates.

•

Internal costs—Internal research and development expenses, including personnel and related costs and stock compensation, decreased $0.3 million as compared to the corresponding period in 2005. Internal costs for the year ended December 31, 2006 reflect $1.7 million lower personnel, consulting and related costs offset in part by $1.4 million of stock compensation expense under FAS 123(R). Internal costs for 2005 increased $1.4 million compared to 2004. Personnel and related costs totaled

$6.7 million for 2005, an increase of $0.5 million over the corresponding period in 2004. This increase is primarily due to an increase in personnel, partially offset by a decrease in amortization of deferred compensation of $0.4 million. Other costs, which include consultants, overhead and other expenses, totaled $3.0 million, an increase of $0.9 million compared to the corresponding period in 2004. There was no stock compensation expense under FAS 123(R) in 2005 and 2004.

We anticipate that research and development expenses will increase as we further advance our mid- and late-stage product candidates through clinical development. In addition, we will continue to incur expenses for our earlier stage research and preclinical projects. We also expect our personnel and related expenses for research and development to remain at current levels.

Selling, General and Administrative expense. Selling, general and administrative expenses totaled $35.8 million for the year ended December 31, 2006, an increase of $15.5 million compared to the same period in 2005. This increase was mainly due to $8.5 million of additional selling costs related to the expansion of our sales force, $3.6 million of marketing and infrastructure cost associated with the launch of two new U.S. products and $3.8 million of stock compensation expense under FAS 123(R), partially offset by $0.4 million lower general and administrative expenses. Selling, general and administrative expense for 2005 totaled $20.3 million, an increase of $8.8 million over 2004. This increase was largely the result of personnel costs related to the expansion of our commercial organization in 2005.

	Year ended December 31,
(in thousands)
	2006	% of Total	2005	% of Total	2004	% of Total
Selling, general and administrative
Selling expenses	$11,210	32%	$2,686	13%	$—
Commercial infrastructure, marketing and market research expenses	12,817	36%	9,158	45%	4,310	38%
Corporate administrative expenses	7,993	22%	8,436	42%	7,165	62%
FAS 123(R)	3,775	10%	—		—

Total selling, general and administrative expenses	$35,795	100%	$20,280	100%	$11,475	100%

Selling expenses—The expansion of our U.S. sales force from 21 to 60 sales associates in the second quarter of 2006 accounted for $8.5 million of the increase in 2006 expenses as compared to the same period in 2005. Sales force costs for 2005 increased $2.7 million over 2004 as a result of the creation of our 21 territory sales team in the United States and four person sales team in Canada.

Commercial infrastructure, marketing and market research—Commercial expenses increased $3.6 million in 2006 primarily due to higher brand marketing and market research expenses compared to the same period in 2005. This increase is related to costs for the launch of Vusion and Xolegel, and support of our other commercial products in the U.S., Canada and Europe. In 2005 we also increased spending on our commercial infrastructure by $2.6 million over 2004. This increase includes commercial management, supply chain expenses and support staff. Marketing expenses in 2005 increased $2.2 million, and included costs for the launch and promotion of Solagé and preparation costs for the launch of Vusion. The 2004 commercial expenses included initial personnel and market research expenses.

Corporate general and administrative expenses totaled $8.0 million for 2006, which represents a decrease of $0.4 million compared to the same period in 2005. Corporate administrative expenses in 2005 increased $1.3 million from 2004 due to higher personnel, consulting, overhead and other expenses related to becoming a public company.

In 2006 we recorded $3.8 million of stock compensation expense under FAS 123(R) in selling, general and administrative expenses. There were no expenses from FAS123(R) prior to our adoption in 2006.

We expect sales force costs and brand marketing and market research costs to increase in 2007 as we have a full year of selling expenses related to our 60 territory sales team, support the launch of Xolegel and continue to invest in Vusion and our other commercial products. If we were to acquire or in-license additional products the related sales and marketing costs may also increase. We expect corporate administrative costs to increase modestly as required to support our growth.

Interest Income, net of interest expense. Interest income, net of interest expense, totaled $3.0 million for 2006, and was comparable to $2.9 million for 2005. Interest income in 2005 was $1.5 million higher than the corresponding period in 2004. This increase was primarily due to our higher balances of cash, cash equivalents and marketable securities from our initial public offering and follow-on offering in 2005 compared to the 2004 period and higher average interest rates.

Income Taxes. The income tax benefit of $0.7 million in 2006 increased $0.1 million from 2005. The income tax benefit of $0.5 million in 2005 increased $0.2 million from 2004. Income tax benefits in all three years represent the net proceeds from the sale of a portion of unused prior years’ New Jersey State net operating loss carryforwards.

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of our convertible preferred stock, the proceeds from our initial public offering of common stock, our follow-on public offering of common stock and a registered direct offering. We raised net proceeds of approximately $24.0 million from our public offering in September 2006, $36.0 million from our follow-on public offering in February 2005, $67.9 million from our initial public offering in May 2004, and we have issued preferred stock, including notes converted into preferred stock, for aggregate net cash proceeds of approximately $77.3 million. All of the preferred stock that we issued converted to common stock in connection with our initial public offering.

In September 2006, we issued and sold through a registered direct offering 4,820,000 shares of our common stock at $5.25 per share for aggregate net proceeds of approximately $24.0 million after deducting estimated fees and expenses associated with the offering.

In September 2003, we entered into an equipment and furniture financing arrangement with a third party for up to $750,000, which was increased to $1.5 million in 2004, with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time we receive funding, we enter into a promissory note with a term of 3 years, secured by the related equipment and furniture.

Cash, cash equivalents and investments at December 31, 2006 were $58.9 million, representing 88% of total assets, down from $78.1 million, representing 92% of total assets, at December 31, 2005.

Cash Flows. At December 31, 2006 we had $11.1 million in cash and cash equivalents, as compared to $16.9 million at December 31, 2005. Our major uses of cash in 2006 include $43.3 million of cash used in operations, mostly related to research and development spending and commercialization of two new products in the United States including the expansion of our sales force from 21 to 60 territories. At December 31, 2005 we had $16.9 million in cash and cash equivalents, as compared to $11.9 million at December 31, 2004. Our major uses of cash in 2005 include $44.2 million of cash used in operations, mostly related to research and development spending and the start-up of commercial operations. Cash used in operations for the year ended December 31, 2004 was $32.2 million.

The change in cash and cash equivalents is as follows:

	Year ended December 31,
(in thousands)	2006	2005	2004
Net cash used in operating activities	$(43,307)	$(44,238)	$(32,188)
Net cash provided by (used in) investing activities	13,198	12,550	(35,712)
Net cash provided by financing activities	24,263	36,703	68,335
Effect of exchange rate changes on cash and cash equivalents	16	(32)	1

Net (decrease) increase in cash and cash equivalents	$(5,830)	$4,983	$436

Working capital, which is calculated as current assets less current liabilities, decreased $22.7 million to $50.1 million at December 31, 2006 compared to $72.8 million at December 31, 2005 primarily due to $19.2 million in lower cash and marketable securities balances and $5.6 million in higher accounts payable and accrued expenses partially offset by higher receivable and inventory balances. The increase in current liabilities was largely attributable to increased obligations related to the expansion of our sales organization and associated promotional expenses along with the clinical and pre-clinical costs related to development of our clinical product candidates. Receivables and inventory increases were directly attributable to our net product revenue growth in 2006.

Net Cash Used in Operating Activities

Cash used in operating activities for 2006 was $43.3 million, mostly related to our $52.7 million net loss resulting primarily from our spending on research and development, commercial operations, and corporate administration offset in part by $6.2 million non-cash expenses for depreciation, amortization of product rights and stock-based compensation. In addition, we had an increase of $5.6 million in our accounts payable and accrued liabilities accounts since year-end 2005 reflecting higher clinical trial liabilities, mostly associated with our Hyphanox Phase 3 trial, and commercial liabilities associated with our expanded sales organization, marketing and other costs associated with our two new products. This favorable cash item was offset by $2.4 million of additional cash usage related to higher accounts receivable, inventory and prepaid expenses mostly associated with our expanded commercial infrastructure.

Cash provided by investing activities for the year ended December 31, 2006 was $13.2 million. This was primarily attributable to $13.4 million of net proceeds from marketable securities transactions offset slightly by fixed asset purchases. Our investing activities reflect investments in marketable securities, purchase of product rights and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.

Net cash provided by financing activities was $24.3 million for the year ended December 31, 2006, related to proceeds from a registered direct offering in September 2006 with net proceeds of approximately $24.0 million, employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan, offset by repayment of notes payable.

We expect that our existing cash at December 31, 2006 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities; and

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs.

Commitments

The following table summarizes our material commitments as of December 31, 2006:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Commitments
Notes payable	$625	$345	$280	$—	$—
Operating lease obligations	2,360	632	1,255	473	—
Other commitments(a)	38,495	24,857	13,638	—	—

Total	$41,480	$25,834	$15,173	$473	$—

(a)	The other commitments reflected in the table include obligations to purchase product and product candidate materials contingent on the delivery of the materials and to fund various clinical trials contingent on the performance of services. These obligations also include long-term obligations, including milestone payments that may arise under agreements that we may terminate prior to the milestone payments being due. The table excludes contingent royalty payments that we may be obligated to pay in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium and a wholly owned subsidiary, Barrier Therapeutics Canada Inc., which is located in Toronto, Canada. Except for funding being received under our grant from a Belgian governmental agency which is denominated in Euros, and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Our Canadian subsidiary, Barrier Therapeutics Canada, Inc. became operational in the third quarter of 2005. While we expect that there will be some income from sales of products during the next year which will be denominated in Canadian dollars, most of the funding for these operations will also come from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive, principal financial officer, principal accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Barrier Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Barrier Therapeutics, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 8, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

March 8, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2007 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 1B.	DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:

1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the period from December 31, 2003 to December 31, 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

Exhibit No.	Description
1.1	Underwriting Agreement dated September 14, 2006 entered into by and between the Registrant and Pacific Growth Equities, LLC, filed as Exhibit 1.1 to Form 8-K filed on September 15, 2006

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.2	Amended and Restated Investors Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the Investors listed therein, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.1†	2002 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.2(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and between the Registrant and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.3	Amendment No. 1 to the Intellectual Property Transfer and License Agreement dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.4(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and among the Registrant and Janssen Pharmaceutica Products, L.P. and Ortho-McNeil Pharmaceutical, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.5	Amendment No. 1 to the Intellectual Property Transfer and License Agreement, dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.6†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.7†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

Exhibit No.	Description
10.8†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.11†	Restricted Stock Purchase Agreement, dated as of October 31, 2001, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.12†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of May 7, 2002, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.13†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.14†	Restricted Stock Purchase Agreement, dated as of February 20, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.15†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated May 7, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.16†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.17†	Restricted Stock Purchase Agreement, dated as of August 1, 2002, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.18†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.19	Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.20	Amendment No. 1 dated November 6, 2003, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.21	Master Security Agreement, dated as of August 21, 2003 and Amendment, dated as of September 3, 2003, between the Registrant and General Electric Capital Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.22(1)	Development and Supply Agreement, dated as of May 16, 2002, between the Registrant and Abbott GmbH & Co. KG, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

Exhibit No.	Description
10.23†	2004 Stock Incentive Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.24†	Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.25	Amendment No. 2 dated May 13, 2004, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004.

10.26(1)	Distribution and License Agreement dated November 4, 2004 between the Registrant and Grupo Ferrer Internacional, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.27	Finished Product Supply Agreement dated July 14, 2004 between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122261).

10.28	Product Acquisition Agreement dated February 5, 2005 between the Registrant and Moreland Enterprises Limited, filed as Exhibit 10.26 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122261).

10.29	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between the Registrant and Janssen Pharmaceutica Products, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.30	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between the Registrant and Carl W. Ehmann, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.31	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005.

10.32*(1)	Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc.

10.33*(1)	Manufacturing Agreement dated as of March 31, 2005 by and between the Registrant and DPT Laboratories, Ltd.

10.34*(1)	Amendment No. 1 dated December 6, 2005 to Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc.

10.35*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Geert Cauwenbergh, Ph.D.

10.36*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Charles Nomides

10.37*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Anne M. VanLent

10.38*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Alfred Altomari

10.39*	Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between the Registrant and Albert Bristow

Exhibit No.	Description
10.40*	Sales Force Services Agreement, dated March 2, 2007, by and between the Registrant and Novartis Consumer Health, Inc.

*21	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*23.2	Power of Attorney (included on signature page)

*31.1	Certification of principal executive officer required by Rule 13a-14(a)

*31.2	Certification of principal financial officer required by Rule 13a-14(a)

¤32.1	Section 1350 Certification of principal executive officer

¤32.2	Section 1350 Certification of principal financial officer

*	Filed herewith.
¤	Furnished herewith
†	Compensation plans and arrangements for executives and others.
(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2007	BARRIER THERAPEUTICS, INC. (Registrant)

	By:	Geert Cauwenbergh
Geert Cauwenbergh, Ph.D. Chairman And Chief Executive Officer (Principal Executive Officer)

	By:	Anne M. VanLent
Anne M. VanLent Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

	By:	Dennis P. Reilly
Dennis P. Reilly Vice President Finance (Principal Accounting Officer)

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

Signature	Title	Date

GEERT CAUWENBERGH Geert Cauwenbergh, Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 12, 2007

ANNE M. VANLENT Anne M. VanLent	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2007

DENNIS P. REILLY Dennis P. Reilly	Vice President Finance (Principal Accounting Officer)	March 12, 2007

SRINIVAS AKKARAJU Srinivas Akkaraju, M.D., Ph.D.	Director	March 12, 2007

ROBERT CAMPBELL Robert Campbell	Director	March 12, 2007

CARL EHMANN Carl Ehmann, M.D.	Director	March 12, 2007

EDWARD L. ERICKSON Edward L. Erickson	Director	March 12, 2007

PETER ERNSTER Peter Ernster	Chairman	March 12, 2007

CHARLES F. JACEY, JR. Charles F. Jacey, Jr.	Director	March 12, 2007

CAROL RAPHAEL Carol Raphael	Director	March 12, 2007

NICHOLAS SIMON Nicholas Simon	Director	March 12, 2007

BARRIER THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Barrier Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Barrier Therapeutics, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123(R), “Share Based Payments” applying the modified prospective method at the beginning of fiscal year 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

March 8, 2007

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
(Dollars, In Thousands)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,061	$16,891
Marketable securities	47,823	61,229
Receivables, net of allowances of $102 and $14, respectively	1,839	593
Interest receivable	218	755
Finished goods inventories, net	1,179	380
Prepaid expenses and other current assets	1,624	1,227

Total current assets	63,744	81,075
Property and equipment, net	873	1,055
Product rights, net	2,429	2,780
Other assets	135	51

Total assets	$67,181	$84,961

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$345	$379
Accounts payable	5,618	3,110
Accrued expenses	7,286	4,146
Deferred revenue	430	637
Other current liabilities	9	18

Total current liabilities	13,688	8,290
Notes payable, long-term portion	280	405
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 authorized, 29,197,974 issued and outstanding at December 31, 2006; and 24,095,875 issued and outstanding at December 31, 2005	3	2
Additional paid-in capital	257,649	228,490
Accumulated deficit	(204,158)	(151,441)
Deferred compensation	—	(532)
Accumulated other comprehensive loss	(281)	(253)

Total stockholders’ equity	53,213	76,266

Total liabilities and stockholders’ equity	$67,181	$84,961

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In Thousands, except share and per-share amounts)	2006	2005	2004
Revenues:
Net product revenue	$5,853	$792	$—
Other revenue	885	1,748	897

Total net revenue	6,738	2,540	897

Costs and Expenses:
Cost of product revenues	1,431	544	—
Research and development	25,895	30,369	30,904
Selling, general and administrative	35,795	20,280	11,475

Total operating expenses	63,121	51,193	42,379

Loss from operations	(56,383)	(48,653)	(41,482)
Interest income	3,015	2,929	1,408
Interest expense	(61)	(53)	(36)

Loss before income tax benefit	(53,429)	(45,777)	(40,110)
Income tax benefit	655	536	367

Net loss before cumulative effect of change in accounting principle and preferred stock accretion	(52,774)	(45,241)	(39,743)
Cumulative effect of change in accounting principle	57	—	—
Preferred stock accretion	—	—	(4,592)

Net loss attributable to common stockholders	$(52,717)	$(45,241)	$(44,335)

Basic and diluted net loss before and after cumulative effect of change in accounting principle per share	$(2.06)	$(1.91)	$(3.02)
Weighted-average shares outstanding—basic and diluted	25,583,259	23,656,306	14,677,710

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficiency)
(In Thousands, except share amounts)	Shares	Amount
Balance at December 31, 2003	822,500	$—	$887	$(61,865)	$(527)	$(29)	$(61,534)
Net loss				(39,743)			(39,743)
Unrealized loss on available for sale securities						(179)	(179)
Foreign currency translation loss						(82)	(82)

Total comprehensive loss							(40,004)

Conversion of preferred stock to common stock	15,960,898	2	118,835				118,837
Issuance of common stock	5,000,000	—	67,941				67,941
Stock issued upon exercise of stock options	107,382	—	117				117
Stock issued under employee stock purchase plan	4,050	—	36				36
Compensation expense related to options issued to non-employees			756				756
Restricted stock no longer subject to repurchase			12				12
Deferred compensation relating to stock options			2,995		(2,995)		—
Amortization of deferred compensation					2,001		2,001
Reversal of deferred compensation due to employee terminations			(11)		11		—
Preferred stock accretion				(4,592)			(4,592)

Balance at December 31, 2004	21,894,830	2	191,568	(106,200)	(1,510)	(290)	83,570
Net loss				(45,241)			(45,241)
Unrealized gain on available for sale securities						64	64
Foreign currency translation loss						(27)	(27)

Total comprehensive loss							(45,204)

Issuance of common stock	2,000,000	—	36,043				36,043
Stock issued upon exercise of stock options	183,521	—	430				430
Stock issued under employee stock purchase plan	17,524	—	150				150
Compensation expense related to options issued to non-employees			378				378
Restricted stock no longer subject to repurchase			10				10
Amortization of deferred compensation					889		889
Reversal of deferred compensation due to employee terminations			(89)		89		—

Balance at December 31, 2005	24,095,875	2	228,490	(151,441)	(532)	(253)	76,266

Net loss				(52,717)			(52,717)
Unrealized gain on available for sale securities						143	143
Foreign currency translation loss						(171)	(171)

Total comprehensive loss							(52,745)

Issuance of common stock	4,820,000	1	23,997				23,998
Stock issued upon exercise of stock options	73,778	—	120				120
Stock issued under employee stock purchase plan	50,406	—	304				304
Compensation expense related to options issued to non-employees			133				133
Restricted stock no longer subject to repurchase			9				9
FAS 123R stock compensation			4,893				4,893
Elimination of Deferred Compensation as a result of adoption of FAS 123R			(532)		532		—
Restricted stock issued to employees	157,915	—	235				235

Balance at December 31, 2006	29,197,974	$3	$257,649	$(204,158)	$—	$(281)	$53,213

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
(In thousands)	2006	2005	2004
Operating activities
Net loss	$(52,717)	$(45,241)	$(39,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	533	428	381
Amortization of deferred compensation	—	889	2,001
Amortization of product rights	351	320	—
Stock based compensation expense	5,270	378	756
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(397)	383	(371)
Accounts receivable	(1,246)	(593)	—
Inventory	(799)	(380)	—
Interest receivable	537	171	(209)
Accounts payable and accrued expenses	5,648	(579)	4,879
Deferred revenue	(207)	(13)	197
Other, net	(280)	(1)	(79)

Net cash used in operating activities	(43,307)	(44,238)	(32,188)
Investing activities
Purchase of fixed assets	(351)	(358)	(660)
Purchase of product rights	—	(3,100)	—
Security deposits	—	—	(4)
Purchase of marketable securities	(71,741)	(94,057)	(104,324)
Maturities of marketable securities	85,290	110,065	69,276

Net cash provided by (used in) investing activities	13,198	12,550	(35,712)
Financing activities
Borrowings under notes payable	220	341	555
Repayment of notes payable	(379)	(261)	(298)
Proceeds from issuance of preferred stock	—	—	(16)
Proceeds from issuance of common stock, net	23,998	36,043	67,941
Proceeds from exercise of stock options and other benefit plans	424	580	153

Net cash provided by financing activities	24,263	36,703	68,335
Effect of exchange rate on cash and cash equivalents	16	(32)	1

Net (decrease)/increase in cash and cash equivalents	(5,830)	4,983	436
Cash and cash equivalents, beginning of period	16,891	11,908	11,472

Cash and cash equivalents, end of period	$11,061	$16,891	$11,908

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$61	$53	$36

Non-cash investing and financing activities
Release of formerly restricted stock	$2	$10	$12

Conversion of preferred stock	$—	$—	$118,837

Initial public offering expenses reclassified to Additional Paid-in Capital	$—	$—	$1,809

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering in April 2004 and follow-on public offerings in February 2005 and September 2006. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next 12 months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing additional product candidates, it may never generate sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

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

On September 14, 2006, the Company completed a follow-on offering of 4,820,000 shares of its common stock which resulted in net proceeds of approximately $24.0 million. In connection with the stock sale, the Company paid $1.3 million of estimated fees and expenses associated with the offering.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2006, the Company has substantially all of its cash and cash equivalents deposited with one financial institution.

Marketable Securities

Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. EITF 03-01, The Meaning of Other-Than-Temporary requires disclosures addressing other-than-temporary impairments in a qualitative and quantitative manner. There were no other-than-temporary impairments through December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable, accrued expenses, and notes payable approximate their fair values.

Inventories

Inventories are valued at the lower of cost or market, and include the cost of raw materials, labor, overhead and shipping and handling costs. Cost of inventories is computed using the first-in, first-out (“FIFO”) method. The majority of inventories are subject to expiration dating. The Company regularly evaluates the carrying value of its inventories and when, in the Company’s opinion, factors indicate that impairment has occurred, the Company will establish a reserve against the inventories’ carrying value. The Company’s determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires it to utilize significant judgment. The Company bases its analysis, in part, on the level of inventories on hand in relation to its estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of its inventories and reported operating results. In 2006, inventory adjustments totaled $0.2 million.

The Company expenses our inventory costs associated with products prior to regulatory approval as research and development expense.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets recovery. There were no impairments through December 31, 2006.

Intangible Assets

Product rights are being amortized on a straight-line basis over the life of the underlying patent, which expires in 2013. The Company continually evaluates the reasonableness of the carrying value of its intangible assets. An impairment may be recognized if the expected future undiscounted cash flows are less than their carrying amounts. As of December 31, 2006, no impairment exists.

Revenue Recognition

The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and Statement of Financial Accounting Standards No 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Net Product Revenue. In the United States and Canada, the Company sells its products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.

New Product Launch—At the time of a new product launch, the Company utilizes a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data and revenue for a normal level of wholesaler inventory based on estimated current prescription demand. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates, the Company defers revenue on sales to wholesalers until the Company can make reliable estimates of returns, discounts and related end user demand. The Company attempts to monitor its inventory levels at wholesalers and pharmacies to ensure these levels remain within normal levels. The Company estimates inventory at wholesalers based on historical sales to wholesalers, inventory data provided by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Product Sales Allowances—The Company records product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, coupons and Medicaid rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Calculating some of these items involves significant estimates and judgments and requires the use of information from external sources.

Returns—Customers can return short-dated or expired product that meets the guidelines set forth in the Company’s return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months or less shelf life remaining and expired product within 12 months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within 12 months following the expiration date. The Company bases its estimates of product returns for each of its products on the percentage of returns that it has experienced historically or based on industry data for similar products. Notwithstanding this, the Company may adjust its estimate of product returns if the Company is aware of other factors that it believes could meaningfully impact its expected return percentages. These factors could include, among others, estimates of inventory levels of its products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

In 2006, the Company recorded a provision for returns at a weighted average rate of 0.3% of gross sales. Actual returns could exceed historical experience and its estimates of expected future returns activity because of several factors, including, among other things, wholesaler and retailer stocking patterns and/or competition.

Rebates—Patient Discount/Coupons—From time to time the Company offers patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. The Company reimburses retail pharmacies for the cost of these products through a third party administrator. The Company recognizes the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases its estimates on the historic coupon redemption rates for similar products it receives from third party administrators, which detail historic patterns. The Company maintains an accrual for unused coupons based on inventory in the distribution channel and historical coupon usage rates and adjusts this accrual whenever changes in such coupon usage rates occur.

In 2006, the Company recorded a provision for coupons at a weighted average rate of 1.1% of gross sales. Actual coupon usage could exceed historical experience and its estimates of expected future coupon activity.

Rebates—Medicaid discounts—In some states the Company participates or has applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, the Company pays a rebate to each participating state and local government for its products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.

The Company records accruals for Medicaid rebates as a reduction of sales when product is sold to its wholesaler distributors. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of total product sales. In addition, the Company estimates the expected unit rebate amounts to be used and adjusts its rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that the accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel. The Company analyzes the accrual at least quarterly and will adjust the balance as required.

In 2006, the Company recorded a provision for Medicaid discounts at a weighted average rate of 9.1% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts.

The Company will adjust its allowances for product returns, Medicaid and coupon rebates based on its actual sales experience, and will likely be required to make adjustments to these allowances in the future. The Company continually monitors its allowances and makes adjustments when it believes actual experience may differ from its estimates.

International Distribution Partners. Under agreements with international distribution partners, the Company sells its product to distribution partners at a contractual price. These partners generally have no rights of return after they have accepted shipment of the product.

Other Revenues. Contract revenues include license fees and other payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenue from non-refundable, upfront license fees where the Company has a continuing involvement is recognized ratably over the performance period. The Company periodically re-evaluates its estimates of the performance period and revises its assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in its financial statements in future periods.

Grant revenues are recognized when the Company provides the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Research and Development Costs

Costs to develop the Company’s products are expensed as incurred. Assets acquired that are used for research and development and have no future alternative use are expensed as in-process research and development. There were no in-process research and development expenses recorded for the period ended December 31, 2006.

Advertising Fees

Advertising fees are expenses as incurred. Advertising costs were approximately $780,000 and $389,000 for the years ended December 31, 2006 and 2005 respectively. There were no advertising costs for 2004.

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

The Company’s trade accounts receivable are reported net of allowances for charge-backs, cash discounts and doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for doubtful accounts; the balance at December 31, 2006 was $12,000, while the amount was not material for 2005.

In the United States and Canada, the Company sells products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. In the United States, three wholesalers, Cardinal Health, McKesson and AmerisourceBergen make up approximately 87% of total product revenue.

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

Adoption of FAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date. For the year ended December 31, 2006, the Company recorded stock based compensation expense related to FAS 123(R) of $5.2 million ($1.4 million recorded in research and development expense and $3.8 million recorded in selling, general and administrative expenses).

As a result of adopting FAS 123(R), the Company’s net loss is larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the year ended December 31, 2006, the Company’s net loss was approximately $5.2 million higher than if the Company had continued to account for share-based compensation under APB 25.

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

	Year Ended December 31,
(In thousands, except share and per-share amounts)	2006	2005	2004
Net loss attributable to common stockholders	$(52,717)	$(45,241)	$(44,335)

Basic and diluted:
Weighted-average shares of common stock outstanding	25,671,740	23,798,922	14,988,799
Less: weighted-average shares subject to repurchase	(88,481)	(142,616)	(311,089)

Shares used in computing basic and diluted net loss per common share	25,583,259	23,656,306	14,677,710

Basic and diluted net loss per common share	$(2.06)	$(1.91)	$(3.02)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Year Ended December 31,
	2006	2005	2004
Preferred stock	—	—	—
Options	2,638,024	1,819,587	1,438,937

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact this provision may have on its financial position or results of operations.

FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company currently has a full valuation allowance against its net deferred tax assets and therefore has not recognized the benefits from tax positions in earnings. The Company anticipates the impact, if any, of FIN 48 to be minimal.

2. Available for Sale Investments

The following is a summary of available for sale investments as of December 31, 2006 and December 31, 2005:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Maturities within one year:
Corporate notes	$41,317	$16	$(1)	$41,332
Asset-backed securities	6,490	1	—	6,491

Total	$47,807	$17	$(1)	$47,823

December 31, 2005
Maturities within one year:
Corporate notes	$36,273	$1	$(74)	$36,200
Federal agency notes	11,397	—	(16)	11,381
Asset-backed securities	13,686	—	(38)	13,648

Total	$61,356	$1	$(128)	$61,229

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

3. Property and Equipment

Fixed assets consist of the following:

			December 31,
(in thousands)	Estimated Life		2006	2005
Furniture and fixtures	5 years		$688	$592
Computer, laboratory and office equipment	3 years		911	770
Computer software	3 years		498	468
Leasehold improvements	(a	)	299	215

			2,396	2,045
Less accumulated depreciation			(1,523)	(990)

			$873	$1,055

(a)	Leasehold improvements are depreciated over the estimated useful lives of the assets or related initial lease terms, whichever is shorter.

Depreciation expense was approximately $533,000, $428,000, and $381,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following information relates to acquired product rights as of December 31, 2006:

	2006		2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product Rights	$3,100	$671	$3,100	$320

Total amortization expense for intangible assets was $351,000 and $320,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, the estimated amortization expense for each of the five succeeding years will be $351,000 per year.

5. Balance Sheet Detail

Accrued liabilities consist of the following as of December 31:

	December 31,
(In Thousands)	2006	2005
Accrued product costs	$1,817	$566
Accrued compensation and benefits	2,346	2,027
Product reserves and rebates	742	—
Accrued other	2,381	1,553

	$7,286	$4,146

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

In November 2003, the Company entered into a promissory note for $267,851, payable in 35 monthly installments of $8,498, including interest at 8.84%. In August 2004, the Company entered into a promissory note for $407,179, payable in 35 monthly installments of $12,939, including interest at 8.95%. In December 2004, the

Company entered into a promissory note for $148,014, payable in 35 monthly installments of $4,732, including interest at 9.37%. In December 2005, the Company entered into a promissory note for $340,391, payable in 35 monthly installments of $11,067, including interest at 10.52%. In December 31, 2006, the Company entered into a promissory note for $219,633, payable in 35 monthly installments of $7,147, including interest at 10.58%.

Principal payments under notes payable are as follows (in thousands):

2007	$345
2008	199
2009	81

$625

7. Income Taxes

There is no tax provision for federal income taxes as the Company has incurred operating losses since inception. At December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $149,305,000, which begin to expire in 2021. The Company has research tax credit carryovers for federal income tax purposes at December 31, 2006 of approximately $4,733,000, which begin to expire in 2021.

During 2006, 2005 and 2004, the Company sold a portion of its unused New Jersey State operating loss carryforwards, through a program sponsored by the State of New Jersey and the New Jersey Economic Development Authority. Cash proceeds of approximately $655,000, $536,000 and $367,000, net of fees of $18,000, $63,000 and $49,000, respectively, were received by the Company resulting in the recognition of a tax benefit.

The benefit for income taxes is as follows:

	Year Ended December 31,
(In Thousands)	2006	2005
Federal income taxes:
Current expense	$—	$—
Deferred expense	—	—
State income taxes:
Current benefit	655	536
Deferred expense	—	—
Foreign income taxes:
Current expense	—	—
Deferred expense	—	—

Income tax benefit	$655	$536

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

Company’s deferred tax assets relate primarily to its net operating loss carryforwards. At December 31, 2006 and December 31, 2005, a valuation allowance was recorded to fully offset the net deferred tax asset. The change in the valuation allowance for the years ended December 31, 2006 and 2005 was approximately $20,254,000 and $19,532,000, respectively. Significant components of the Company’s deferred tax assets at December 31, 2006 and 2005 are as follows:

(In Thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$59,409	$40,398
Stock-based compensation	734	358
Research tax credits	6,425	5,895
Deferred revenue	138	247
Other	894	526

Total deferred tax asset	67,600	47,424
Deferred tax liabilities:
Depreciation	(15)	(93)

Total gross deferred tax liabilities	(15)	(93)
Less valuation allowance	(67,585)	(47,331)

Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended
	2006	2005
Statutory rate	(34)%	(34)%
State income tax	(5)%	(7)%
Research tax credits	(2)%	(2)%
Other	2%	—
Change in valuation allowance	38%	42%

Benefit for income tax	(1)%	(1)%

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

As of December 31, 2006, a total of 71,890 shares of common stock were purchased under this plan; 4,050 shares were purchased at $8.94 per share, 7,354 shares were purchased at $9.35 per share, 10,170 shares were purchased at $7.97 per share, 23,147 were purchased at $6.77 and 27,259 shares were purchased at $5.70.

Stock Option Plan

On April 26, 2002, the Company’s Board of Directors and stockholders approved the Company’s 2002 Equity Compensation Plan (the “2002 Plan”). In March 2004, the Company’s Board of Directors and stockholders approved the Company’s 2004 Stock Incentive Plan (the “2004” Plan). On that date, the outstanding options under the 2002 Plan were transferred to the 2004 Plan. No further options may be granted under the 2002 Plan. The 2002 Plan options will continue to be governed by their existing terms, unless the Board or its committee elects to extend one or more features of the 2004 Plan to these options. The options granted under the 2004 Plan and the 2002 Plan have substantially the same terms.

The 2004 Plan allows the Company to offer shares of its common stock to key employees, Directors, advisors and consultants pursuant to option grants, stand-alone stock appreciation rights, direct stock issuances and other stock based awards. All stock based awards under the 2004 Plan are made at not less than the fair market value on the date of grant. The number of shares of common stock reserved for issuance under the 2004 Plan will automatically increase each year on the first trading day in January of each calendar year by an amount equal to 5% of the total number of shares of common stock outstanding on the last trading day in December, not in excess of 1,000,000 shares.

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

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on historical volatility of the Company’s stock price, which is compared to the volatility of a peer group of companies for reasonableness. The expected life of stock options is calculated using the “shortcut approach” in developing our estimate of expected term for “plain vanilla” stock options granted by using the mid-point between the vesting date and contractual termination date as allowed by Staff Accounting Bulletin No. 107. The risk-free interest rates are derived from the U.S. Treasury rates. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. The Company is currently using an estimated forfeiture rate of 8.2%. The fair value of the options was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.75%	4.0%	4.0%
Dividend yield	0%	0%	0%
Expected life	6.0 years	6.0 years	8.5 years
Volatility	70%	75%	75%

The following table summarizes the components and classification of stock-based compensation expense for the year ended December 31, 2006:

2006
Employee stock options	$4,827
Restricted stock	235
ESPP	75
Stock options issued to non-employees	133

Total stock-based compensation expense	$5,270

Included in:
Research and development	1,411
Selling, general and administrative	3,859

Total stock-based compensation expense	$5,270

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, had the Company applied the fair value recognition provisions of SFAS 123 to all of its stock-based compensation plans.

(In thousands, except per-share amounts)	Year Ended December 31,
	2005	2004
Net loss attributable to common stockholders	$(45,241)	$(44,335)
Add non-cash employee compensation as reported	889	2,001
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(5,095)	(3,871)

SFAS 123 pro forma net loss	$(49,447)	$(46,205)

Basic and diluted loss attributable per common share	$(1.91)	$(3.02)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(2.09)	$(3.15)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Option Price Per Share Range	Weighted- Average Exercise Price
Balance at December 31, 2003	548,917	878,583	$0.60-3.00	0.88
Shares authorized	500,000	—	—	—
Options granted	(691,050)	691,050	3.50-17.70	8.50
Options exercised	—	(107,382)	0.60-4.00	1.09
Options forfeited	23,314	(23,314)	0.60-3.50	0.94

Balance at December 31, 2004	381,181	1,438,937	0.60-17.70	4.52
Shares authorized	1,000,000	—	—	—
Options granted	(713,800)	713,800	7.05-19.98	14.12
Options exercised	—	(183,521)	0.60-14.74	2.35
Options forfeited	149,629	(149,629)	0.60-18.56	6.70

Balance at December 31, 2005	817,010	1,819,587	0.60-19.98	8.32
Shares authorized	1,000,000	—	—	—
Options granted	(1,067,000)	1,067,000	5.40-11.23	7.85
Options exercised	—	(73,778)	0.60-8.60	1.62
Options forfeited	174,785	(174,785)	0.60-17.76	10.54

Balance at December 31, 2006	924,795	2,638,024	$0.60-19.98	$8.17

The following table summarizes information about vested stock options outstanding:

	December 31,
	2006	2005	2004
Vested stock options	1,275,178	696,010	383,586
Weighted-average exercise price	$7.00	$4.68	$1.09

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Options	Weighted- Average Exercise Price
$0.60 - $1.50	469,627	$0.85	6.0	434,508	$0.82
3.00 - 4.00	130,707	3.62	7.0	113,908	3.60
4.01 - 8.00	848,100	7.31	9.1	245,129	7.76
8.01 - 10.00	519,266	9.01	8.6	171,092	8.97
10.01 - 14.00	270,400	12.32	7.3	202,626	12.31
14.01 - 20.00	399,924	16.22	7.5	192,915	16.15

	2,638,024	8.17	7.9	1,360,178	7.22

The difference between the number of vested stock options and the number of options exercisable relate to options granted to each non-employee, non-investor member of the Board of Directors. Stock options granted to Board members are immediately exercisable, but not immediately vested.

The weighted-average fair value of stock options granted for the years ended December 31, 2006, 2005 and 2004, was $7.85, $14.12 and $8.50, respectively. The intrinsic value of stock options exercised was approximately $457,000, $2,480,000 and $1,146,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $3.7 million, $2.7 million and $1.5 million, respectively.

The total remaining unrecognized compensation costs related to unvested stock options was $5.3 million as of December 31, 2006 and will be amortized over the weighted-average remaining service period of 3.4 years.

Awards of Restricted Stock

The following is a summary of restricted stock awards issued for the year ended December 31, 2006 under the 2004 Plan:

	Shares	Wtd. Avg. Value Per Share
Unvested, December 31, 2005	—	—
Granted	157,915	$7.43
Vested	31,583	$7.43

Unvested, December 31, 2006	126,332	$7.43

The Company recognized $0.2 million in expense related to awards granted in 2006. The Company did not issue any shares of restricted stock prior to 2006.

No other share-based awards are outstanding under any of the Plans. At December 31, 2006, there were 766,880 shares available for grant under the Plans.

The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $133,000, $378,000 and $756,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

9. Commitments and Contingencies

Commitments

The following table summarizes the Company’s material commitments as of December 31, 2006:

(in thousands) Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Notes payable	$625	$345	$280	$—	$—
Operating lease obligations	2,360	632	1,255	473	—
Other commitments(a)	38,495	24,857	13,638	—	—

Total	$41,480	$25,834	$15,173	$473	$—

(a)	The other commitments reflected in the table include obligations to purchase product and product candidate materials contingent on the delivery of the materials and to fund various clinical trials contingent on the performance of services. These obligations also include long-term obligations, including milestone payments that may arise under agreements that the Company may terminate prior to the milestone payments being due. The table excludes contingent royalty payments that we may be obligated to pay in the future.

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

(a) the licenses are subject to a right of first negotiation for the marketing and sale of those drugs which the Company elects not to market itself or through contract sales organizations on a territory-by-territory basis, and

(b) the licenses are royalty-free, except for the so-called “itraconazole melt extrusion”, Hyphanox, which will require the payment of a royalty with respect to those sales of a licensee or sublicense of the Company (other than a contract sales organization) or by the Company after a change of control.

10. Geographic Segments

The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States, Belgium and Canada.

The following table presents financial information by product for the years ended December 31, 2006 and 2005:

	Year ended December 31,
(in thousands)	2006	2005
Net product revenues
Vusion	$3,785	$—
Solagé	1,595	787
Xolegel	130	—
Other products	343	5

Total net product revenues	$5,853	$792

The following tables present financial information based on the geographic location of the facilities of the Company and for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
(in thousands)	2006	2005
Net product revenue
U.S.	$5,331	$684
International	522	108

Total net product revenue	$5,853	$792

	Year Ended December 31,
(in thousands)	2006	2005
Loss before income tax benefit
U.S.	$(44,509)	$(37,379)
International	(8,920)	(8,398)

Total loss before income tax benefit	$(53,429)	$(45,777)

	Year Ended December 31,
(in thousands)	2006	2005
Total assets
U.S.	$65,670	$83,212
International	1,511	1,749

Total assets	$67,181	$84,961

	Year Ended December 31,
(in thousands)	2006	2005
Property and equipment, net
U.S.	$674	$831
International	199	224

Total property and equipment, net	$873	$1,055

11. Related Party Transactions

In July 2004, the Company entered into an agreement with Janssen Pharmaceutica, NV under which the Company committed to purchase € 1,000,000 (approximately $1,365,000) of inventory within the two-year period ending July 2008. The Company purchased approximately $186,000 and $57,000 in 2006 and 2005, respectively, related to this agreement. The Company monitors this commitment periodically against sales projections.

The Company expensed approximately $112,000, $14,000, and $21,000 for the purchase of raw materials and clinical supplies from Janssen during 2006, 2005, and 2004, respectively.

12. Leases

The Company leases its U.S. corporate facilities in Princeton, New Jersey under a lease which expires in September 2010. The Company leases space in Geel, Belgium under a short-term service agreement with a monthly fee of approximately $13,800. Future minimum lease commitments are as follows (in thousands):

2007	632
2008	624
2009	631
2010	473

$2,360

Total rent expense was $666,000 in 2006, $743,000 in 2005, and $425,000 in 2004.

13. Benefit Plan

In July 2002, the Company established a 401(k) plan (the “Plan”) covering all eligible employees. Beginning January 1, 2005, the Company elected to match a portion of the employee’s contribution. The Company’s contributions for 2006 and 2005 were approximately $95,000 and $78,000.

14. Selected Quarterly Financial Data (Unaudited)

(In Thousands except per share amounts)	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Net revenue	$472	$1,081	$2,116	$3,069
Cost of product revenues	(215)	(483)	(351)	(381)
Total operating expenses	12,679	15,719	15,509	19,214
Net loss attributable to common stockholders	(11,374)	(13,913)	(12,658)	(14,772)
Basic and diluted net loss per common share(1)	$(0.47)	$(0.58)	$(0.50)	$(0.51)
2005
Net revenue	$653	$472	$626	$789
Cost of product revenues	(82)	(103)	(163)	(195)
Total operating expenses	(13,403)	(12,026)	(13,437)	(12,328)
Net loss attributable to common stockholders	(12,158)	(10,809)	(12,050)	(10,225)
Basic and diluted net loss per common share(1)	$(0.53)	$(0.45)	$(0.50)	$(0.43)

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

As discussed in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”).

Diluted EPS is identical to Basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The above amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

15. Legal Matters

In October 2005, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and certain of its officers on behalf of all persons who purchased or acquired securities of Barrier Therapeutics, Inc. between April 29, 2004 and June 29, 2005. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and under Sections 11, 12 and 15 of the Securities Exchange Act of 1933. In November 2006, the case was voluntarily dismissed by plaintiffs’ counsel, in its entirety and with prejudice.

16. Subsequent Events

In March 2007, the Company announced that it had entered into an agreement with Novartis Consumer Health, Inc. whereby Novartis Consumer Health will promote its Vusion product to pediatricians in the U.S.

INDEX OF EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement dated September 14, 2006 entered into by and between the Registrant and Pacific Growth Equities, LLC, filed as Exhibit 1.1 to Form 8-K filed on September 15, 2006

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.1	Specimen copy of stock certificate for shares of Common Stock of the Registrant, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.2	Amended and Restated Investors Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the Investors listed therein, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.1†	2002 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.2(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and between the Registrant and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.3	Amendment No. 1 to the Intellectual Property Transfer and License Agreement dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.4(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and among the Registrant and Janssen Pharmaceutica Products, L.P. and Ortho-McNeil Pharmaceutical, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.5	Amendment No. 1 to the Intellectual Property Transfer and License Agreement, dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.6†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.7†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.8†	Employment Agreement, effective as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

1

Exhibit No.	Description
10.11†	Restricted Stock Purchase Agreement, dated as of October 31, 2001, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.12†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of May 7, 2002, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.13†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.14†	Restricted Stock Purchase Agreement, dated as of February 20, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.15†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated May 7, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.16†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.17†	Restricted Stock Purchase Agreement, dated as of August 1, 2002, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.18†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.19	Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.20	Amendment No. 1 dated November 6, 2003, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.21	Master Security Agreement, dated as of August 21, 2003 and Amendment, dated as of September 3, 2003, between the Registrant and General Electric Capital Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.22(1)	Development and Supply Agreement, dated as of May 16, 2002, between the Registrant and Abbott GmbH & Co. KG, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.23†	2004 Stock Incentive Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.24†	Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.25	Amendment No. 2 dated May 13, 2004, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004.

2

Exhibit No.	Description
10.26(1)	Distribution and License Agreement dated November 4, 2004 between the Registrant and Grupo Ferrer Internacional, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.27	Finished Product Supply Agreement dated July 14, 2004 between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122261).

10.28	Product Acquisition Agreement dated February 5, 2005 between the Registrant and Moreland Enterprises Limited, filed as Exhibit 10.26 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122261).

10.29	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between the Registrant and Janssen Pharmaceutica Products, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.30	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between the Registrant and Carl W. Ehmann, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.31	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005.

10.32*(1)	Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc.

10.33*(1)	Manufacturing Agreement dated as of March 31, 2005 by and between the Registrant and DPT Laboratories, Ltd.

10.34*(1)	Amendment No. 1 dated December 6, 2005 to Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc.

10.35*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Geert Cauwenbergh, Ph.D.

10.36*	Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides

10.37*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Anne M. VanLent

10.38*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Alfred Altomari

10.39*	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Albert Bristow

10.40*	Sales Force Services Agreement, dated March 2, 2007, by and between the Registrant and Novartis Consumer Health, Inc.

*21	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*23.2	Power of Attorney (included on signature page)

*31.1	Certification of principal executive officer required by Rule 13a-14(a)

*31.2	Certification of principal financial officer required by Rule 13a-14(a)

3

Exhibit No.	Description
*31.3	Certification of principal accounting officer required by Rule 13a-14(a)

¤32.1	Section 1350 Certification of principal executive officer

¤32.2	Section 1350 Certification of principal financial officer

¤32.3	Section 1350 Certification of principal accounting officer

*	Filed herewith.
¤	Furnished herewith
†	Compensation plans and arrangements for executives and others.
(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

4