Form 10-Q
period 2007-03-31
BARRIER THERAPEUTICS INC
filed 2007-05-10
CIK 1173657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2007
Common Stock, par value $.0001	29,368,889 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox™, Rambazole™, Pramiconazole and Hivenyl™ product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•	the potential safety or efficacy profiles anticipated for any of our product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Xolegel™, Vusion™ and Solagé® products;

•	the future commercialization of any of our product candidates, if approved;

•	the market success of our products and anticipated revenues associated with those products; and

•	other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those items set forth in Part II, Item 1A under the heading “Risk Factors”, our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products, and product candidates if approved, and generate revenues;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconaozle and Hivenyl product candidates;

•

identify and initiate investigator sites for our clinical trials and complete enrollment in a timely manner, particularly with respect to our current Phase 3 clinical trial for our Hyphanox product candidate;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies; and

•	accurately estimate prescription demand, inventory levels, rebates, product returns and other financial related data from third parties in our revenue recognition process.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,552	$11,061
Marketable securities	33,387	47,823
Receivables, net of allowances of $121 and $102, respectively	2,198	1,839
Finished goods inventories, net	996	1,179
Prepaid expenses and other current assets	1,629	1,842

Total current assets	50,762	63,744
Property and equipment, net	803	873
Product rights, net	2,341	2,429
Other assets	71	135

Total assets	$53,977	$67,181

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$300	$345
Accounts payable	4,119	5,618
Accrued expenses	9,854	7,286
Deferred revenue	215	430
Other current liabilities	5	9

Total current liabilities	14,493	13,688
Notes payable, long-term portion	232	280
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 29,257,570 issued and outstanding at March 31, 2007; and 29,197,974 issued and outstanding at December 31, 2006	3	3
Additional paid-in capital	258,985	257,649
Accumulated deficit	(219,523)	(204,158)
Accumulated other comprehensive loss	(213)	(281)

Total stockholders’ equity	39,252	53,213

Total liabilities and stockholders’ equity	$53,977	$67,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollars in thousands, except per share data)	Three months ended March 31,
	2007	2006
Revenues:
Net product revenues	$2,649	$343
Other revenues	73	129

Total net revenues	2,722	472

Costs and expenses:
Cost of product revenues	459	215
Research and development	7,853	4,929
Selling, general and administrative	10,445	7,535

Total operating expenses	18,757	12,679

Loss from operations	(16,035)	(12,207)
Interest income	685	794
Interest expense	(15)	(18)

Net loss before cumulative effect of change in accounting principle	(15,365)	(11,431)
Cumulative effect of change in accounting principle	—	57

Net loss	$(15,365)	$(11,374)

Basic and diluted net loss before and after cumulative effect of change in accounting principle per share	$(0.53)	$(0.47)
Weighted-average shares outstanding—basic and diluted	29,111,539	24,082,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(15,365)	$(11,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112	123
Amortization of product rights	88	88
Stock based compensation expense	1,151	1,690
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	213	314
Finished goods inventories	183	(91)
Receivables	(359)	(1,411)
Accounts payable and accrued expenses	1,069	(663)
Deferred revenue	(215)	1,181
Other, net	120	(114)

Net cash used in operating activities	(13,003)	(10,257)
Investing activities
Purchase of fixed assets	(42)	(52)
Purchase of marketable securities	(14,621)	(5,899)
Maturities of marketable securities	29,054	22,227

Net cash provided by investing activities	14,391	16,276
Financing activities
Repayment of notes payable	(93)	(94)
Proceeds from exercise of stock options and other benefit plans	184	173

Net cash provided by financing activities	91	79
Effect of exchange rate on cash and cash equivalents	12	(9)

Net increase in cash and cash equivalents	1,491	6,089
Cash and cash equivalents, beginning of period	11,061	16,891

Cash and cash equivalents, end of period	$12,552	$22,980

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$15	$18

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

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

At the time of a new product launch, the Company utilizes a pull-through sales method which recognizes revenue based upon estimated prescription demand provided by third party research, and, based upon its estimate of inventory in the distribution channel. The Company recognizes revenue to the extent that inventory levels in the distribution channel are within an acceptable range based upon the data the Company has received from third party market research and defers revenue if such inventory levels exceed acceptable levels. Estimating the amount of returns and discounts for new products is based upon specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. The Company monitors its inventory levels at its wholesalers and pharmacies to ensure such levels remain within an acceptable range. The Company’s estimate of inventory at wholesalers and pharmacies is determined based upon historical sales, inventory data provided to us by wholesalers, and from third party market research that tracks prescription trends and patient demand. The Company utilizes the pull through method until the Company has sufficient historical experience to estimate returns specific to its product, at which point the Company recognizes revenue when title to the inventory tranfers to the customer, net of estimated product returns and discounts. The Company continues to monitor inventory levels in the distribution channel, and the Company defers revenue in the event such levels exceed an acceptable range.

The Company records product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, coupons and Medicaid rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Calculating some of these items involves significant estimates and judgments and requires us to use information from external sources. The nature of allowances requiring critical accounting estimates, and the specific considerations the Company uses in estimating their amounts, are as follows:

•

Product returns. Customers can return short-dated or expired product that meets the guidelines set forth in the Company’s return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return product within six months of shelf life expiry and expired product within twelve months subsequent to the expiration date. Retail pharmacies are not permitted to return short-dated product but can return expired product within twelve months subsequent the expiration date. The Company bases its estimates of product returns for each of its products on the percentage of returns that the Company has experienced historically or based on industry data for similar products. Notwithstanding this, the Company may adjust its estimate of product returns if the Company is aware of other factors that the Company believes could meaningfully impact its expected return percentages. These factors could include, among others, the Company’s estimates of inventory levels of its products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

•

Rebates—Patient Discount/Coupons—From time to time the Company offers patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. The Company reimburses retail pharmacies for the cost of these products through a third party administrator. The Company recognizes the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases estimates on the historic coupon redemption rates the Company receives from third party administrators, which detail historic patterns. The Company maintains an accrual for unused coupons based on inventory in the distribution channel and historical coupon usage rates and adjust this accrual whenever changes in such coupon usage rates occur.

•

Rebates—Medicaid discounts—In some states the Company participates or has applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, the Company pays a rebate to each participating state and local government for our products that their programs reimburse.

The Company records accruals for Medicaid rebates as a reduction of sales when product is sold to its wholesaler distributors. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of its total product sales. In addition, the Company estimates the expected unit rebate amounts to be used and adjusts the rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that the accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel. The Company analyzes the accrual at least quarterly and will adjust the balance as required.

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

Inventories. Inventories consist of finished goods and are valued at the lower of cost or market, and include shipping and handling costs. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. The majority of inventories are subject to expiration dating. The Company regularly evaluates inventory for short-dated or slow-moving products, and when, in the opinion of the Company, factors indicate short-dated or slow-moving products exist, the Company establishes a reserve against the inventories’ carrying value. Determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires the Company to utilize significant judgment. The Company bases analysis, in part, on the level of inventories on hand in relation to the estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.

The Company expenses inventory costs associated with products prior to regulatory approval as research and development expense.

Adoption of FIN 48

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.

The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in earnings. Accordingly, the adoption of the provisions of FIN 48 do not have a material impact on the Company’s financial statements.

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

2.	Stock Compensation

At March 31, 2007, the Company had two stock compensation plans, which are described more fully in Note 8 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2006. These plans include the 2004 Stock Incentive Plan (the “2004” Plan) and the Employee Stock Purchase Plan (the “ESPP”). The 2004 Plan allows the Company to offer shares of its common stock to key employees, Directors, advisors and consultants pursuant to option grants, stand-alone stock appreciation rights, direct stock issuances and other stock based awards. The ESPP Plan allows eligible employees the opportunity to acquire shares of Barrier’s common stock at periodic intervals through accumulated payroll deductions.

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. The fair value of the options was estimated using the Black Scholes pricing model as described in detail in Note 8 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2006.

The fair value of the options for the three month period ended March 31, 2007 and 2006 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.65%	4.55%
Dividend yield	0%	0%
Expected life	5.25 –6.06 years	5.75 –6.25 years
Volatility	65.0%	69.04%
Forfeiture rate	8.6%	6.6%

Restricted stock awards are granted to certain employees under the 2004 Plan. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock award based on the grant date fair value of the awards expected to vest using an accelerated method.

The Company records compensation expense related to its ESPP Plan. Eligible employees may purchase shares at the lower of 85% of the fair market value at the first day of the purchase period or the fair market value at the purchase date.

Net loss for the three month period ended March 31, 2007 and 2006 includes $1.1 million ($0.3 million included in research and development expense and $0.8 million included in selling, general and administrative expense) and $1.6 million ($0.5 million included in research and development expense and $1.1 million included in selling, general and administrative expense), respectively, in stock compensation expense.

3.	Comprehensive Loss

The components of comprehensive loss are as follows:

(Dollars in thousands) (unaudited)	Three months ended March 31,
	2007	2006
Net loss	(15,365)	$(11,374)
Foreign currency translation	72	9
Change in unrealized net gain/(loss) on marketable securities	(4)	(30)

Comprehensive loss	(15,297)	$(11,395)

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

The following information relates to acquired product rights as of March 31, 2007 and December 31, 2006:

(in thousands)	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product Rights	$3,100	$759	$3,100	$671

The Company recognized amortization expense of $88,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense for the remainder of 2007 will be $263,000 and will be $351,000 for each of the next five years. This amount will increase if additional payments are due to Moreland based on product sales.

5.	Geographic Segments

The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States, Belgium and Canada.

The following table presents financial information by product for the three-month periods ended March 31, 2007 and 2006:

	Three-month period ended March 31,
(in thousands)	2007	2006
Net product revenues
Vusion	$1,827	$—
Xolegel	520	0
Other products	302	343

Total net product revenues	$2,649	$343
Other revenues	73	129

Total revenues	$2,722	$472

Revenue within the United States represents approximately 98.5% of total revenue.

The following tables present financial information based on the geographic location of the facilities of the Company and for the three-month periods ended March 31, 2007 and 2006:

	Three-month period ended March 31,
(in thousands)	2007	2006
Loss before income tax benefit
U.S.	$(13,238)	$(9,384)
International	(2,127)	(1,990)

Total loss before income tax benefit	$(15,365)	$(11,374)

(in thousands)	March 31, 2007	December 31, 2006
Total assets
U.S.	$52,024	$65,670
International	1,953	1,511

Total assets	$53,977	$67,181

(in thousands)	March 31, 2007	December 31, 2006
Property and equipment, net
U.S.	$629	$674
International	174	199

Total property and equipment, net	$803	$873

6.	Subsequent Event

As a result of continued pricing pressure on prescription products in Canada, the Company is currently evaluating alternatives, which may include ceasing operations in Canada or transferring our Canadian operations to a third party.

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

•

Vusion™ (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment: a topical ointment indicated for the treatment of infants and children with diaper dermatitis complicated by documented candidiasis, an inflammatory disease characterized by diaper rash infected by a yeast called Candida .

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

•

Pramiconazole: an oral liquid formulation of pramiconazole, a novel antifungal agent that we are developing as a treatment for skin and mucosal fungal infections. We recently completed and announced positive results from our Phase 2b dose finding clinical trial in tinea versicolor. In addition, we are currently conducting a Phase 2a clinical trial in onychomycosis.

•

Oral Rambazole™: an oral formulation of Rambazole, a drug from a novel class of molecules known as retinoic acid metabolism blocking agents, that we are developing for the treatment of psoriasis. We completed enrollment in our ongoing Phase 2b dose finding clinical trial in severe plaque psoriasis outside the United States. We expect to release top line data on this study in the third quarter of 2007.

Obtaining Phase 2b study data for both oral Pramiconazole and oral Rambazole is an important milestone for us, since it allows us to move forward to establish development partnerships for each of these molecules. Our plan is to establish arrangements which would provide us with additional financial and development resources to advance the later stage clinical programs of these molecules.

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

As a result of continued pricing pressure on prescription products in Canada, we are currently evaluating alternatives, which may include, ceasing operations in Canada or transferring our Canadian operations to a third party.

Results of Operations

Three month period ended March 31, 2007 and March 31, 2006

Net Revenue. Net Revenues are summarized below:

	March 31,
(in thousands)	2007	2006
Total net product revenue	$2,649	$343
Grant revenue	73	—
Contract revenue	—	129

Total net revenue	$2,722	$472

Total net revenue for the quarter was $2.7 million, an increase of $2.2 million as compared to the same period in 2006. Total net revenues increased during this quarter primarily due to the U.S. sales of Vusion and Xolegel which were launched in second and fourth quarters of 2006, respectively. We expect product revenues to increase during the following quarters in 2007 based on increase in both volume and price for Vusion and Xolegel. Also, to further support the growing sales of Vusion, we have entered into a co-promotion with Novartis Consumer Health, Inc. for Vusion, which will substantially expand our ability to reach pediatricians with this product in the U.S. We are also conducting a regional test of a direct to consumer promotional campaign for Vusion. To increase sales volumes for Xolegel we have re-focused our sales efforts on dermatologists, the primary prescribers for the product. Revenue within the United States represents approximately 98.5% of total revenue.

Net Product Revenues. Included in the current quarter is $2.6 million of net product revenue from the U.S. sales for Vusion, Xolegel and Solagé and Canadian sales of Solagé, Vaniqa and Denavir as compared to $0.3 million for the same period in 2006.

	March 31,
(in thousands)	2007	2006
Net product revenue
Vusion	$1,827	$—
Xolegel	520	—
Other	302	343

Total net product revenue	$2,649	$343

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

The allowances for cash discounts, sales returns and doubtful accounts are net against trade receivables and totaled $43,000, $21,000 and $5,000 at March 31, 2007, respectively. We recognize bad debt expense in selling, general and administrative expenses. Accruals for state coupon rebates, Medicaid rebates and wholesaler fees are included in accrued liabilities.

(in thousands) Allowances	State Medicaid	Wholesaler Fees
December 31, 2006	$571	$135
Additions/adjustments	801	69
Actual payments	(145)	—

March 31, 2007	$1,227	$204

Deferred Revenue of $ 215,000 at March 31, 2007 primarily reflects deferral of revenue related to the Belgian research grant and some Canadian sales. Deferred revenue of $430,000 at December 31, 2006, primarily reflects the deferral of sales related to the Xolegel launch in the U.S. along with some Canadian sales.

The following table summarizes our gross-to-net revenue deductions:

	March 31,
(in thousands)	2007	2006
Gross-to-net product revenue
Gross product revenue	$3,827	$386
Cash discounts and wholesaler fees	(141)	(28)
Medicaid rebates	(801)	(3)
Other rebates and reserves	(236)	(12)

Total net product revenue	$2,649	$343

Other Revenues. Grant revenues were $73,000 in the first quarter of 2007 from a Belgium research grant. Grant revenues were absent in the first quarter 2006. We had no contract revenue in the first quarter of 2007; however, during the first quarter 2006, we recognized revenue related to commercial contracts of $129,000. This 2006 contract revenue represents milestone payments for certain product rights and were amortized over the estimated service period. We currently have no deferred contract revenue to be recognized in future quarters.

Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to Solagé was $459,000 for the quarter as compared to $215,000 for the same period in 2005.

	March 31,
(in thousands)	2007	2006
Cost of product revenue
Manufacturing costs	$371	$127
Amortization of product rights	88	88

Total cost of product revenue	$459	$215

Research and Development Expenses.

Total research and development expenses for the first quarter 2007 compared to the same period in 2006 increased by $2.9 million. Aggregate spending related to Hyphanox and Rambazole increased by $2.7 million compared to the same period in 2006 due to clinical studies ongoing for these products.

Below is a summary of our research and development expenses:

(in thousands)	March 31, 2007	% of Total	March 31, 2006	% of Total
Research and development expenses
Marketed Products	$658	8%	$292	6%
Hyphanox	1,939	24%	255	5%
Rambazole	1,694	22%	665	13%
Pramiconazole	780	10%	539	11%
Liarozole	213	3%	329	7%
Research and preclinical stage products costs	235	3%	108	3%
Internal costs	2,041	26%	2,250	45%
Stock based compensation	293	4%	491	10%

Total research and development expenses	$7,853	100%	$4,929	100%

In the preceding table, research and development expenses are set forth in the following eight categories:

•	Marketed Products—Expenses for three months ending March 31, 2007 compared to the same period in 2006 increased $366,000 mostly related to phase 4 commitments on both Vusion and Xolegel in 2007.

•

Hyphanox— Hyphanox costs of $1.9 million for the three months ended March 31, 2007 were up $1.7 million over 2006 due to the enrollment in our Phase 3 clinical study in toe nail onychomycosis. The costs for this product in the first three months of 2006 were primarily related to preparation costs for the phase 3 study.

•

Rambazole— Our costs related to Rambazole expenses for three months ended March 31, 2007 compared to the same period in 2006 increased $1.0 million primarily due to costs related to the Phase 2b study in psoriasis, manufacturing development and pre-clinical studies.

•

Pramiconazole— Pramiconazole expenses for three months ended March 31, 2007 compared to the same period in 2006 increased $0.2 million. This reflects increased manufacturing development costs related to the PK safety study and pre-clinical studies.

•

Liarozole— Our costs for Liarozole for the first three months of 2007 decreased by $0.1 million compared to 2006 due to the completion of enrollment in our Phase 2/3 trial for the treatment of lamellar ichthyosis.

•

Research and preclinical stage product costs—Our costs for research and preclinical stage products increased by $127,000 partially due to work under our new Belgian research grant. These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•

Internal costs— Internal research and development expenses, including personnel and related costs and stock compensation, were $2.0 million for the first quarter 2007, as compared to $2.2 million in the corresponding period in 2006. The decrease of $0.2 million was the result of largely the result of lower personnel and related costs in 2007.

•	Stock based compensation costs—stock based compensation expenses were $0.2 million lower in 2007, related to lower stock values on grant dates and timing of the annual incentive plan stock grants.

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

Selling, general and administrative expense. Selling, general and administrative expenses for the quarter were $10.4 million compared with $7.5 million for the same quarter in 2006. This increase of $2.9 million over 2006 primarily the result of $1.5 million increase in costs for our U.S. sales force, $1.6 million of additional marketing and commercial costs.

Below is a summary of our selling, general, and administrative expenses:

(in thousands)	March 31, 2007	% of Total	March 31, 2006	% of Total
Selling, general and administrative expenses
Selling Expenses	$3,198	31%	$1,697	23%
Commercial and marketing infrastructure	4,323	41%	2,742	36%
Corporate administrative	2,087	20%	1,956	26%
Stock based compensation	837	8%	1,140	15%

Total selling, general and administrative expenses	$10,445	100%	$7,535	100%

Selling expenses—The expansion of our U.S. sales force from 21 to 60 sales associates in the second quarter of 2006 accounted for the $1.5 million increase in selling expenses for the three months ended March 31, 2007 as compared to the same period in 2006. Sales force costs for 2006 reflect our 21 territory sales team in the United States and four person sales team in Canada.

Commercial infrastructure and marketing—Commercial infrastructure and marketing expenses increased $1.6 million for the three months ended March 31, 2007 as compared to the year earlier period. The higher costs in 2007 reflect higher brand marketing and market research expenses compared to the same period in 2006. This increase is related to costs primarily for the promotion of Vusion and Xolegel, and support of our other commercial products in the U.S., Canada.

Corporate administrative expenses — Corporate administrative expenses totaled $2.1 million for the three months ended March 31, 2007, which represents an increase of $0.1 million compared to the same period in 2006.

Stock based compensation—Stock based compensation expense was $0.3 million lower in 2007, related to lower stock values on grant dates timing of the annual incentive plan stock grants.

Interest income, net of interest expense. Interest income, net of expense, totaled $0.7 million for first quarter 2006, a decrease of $0.1 million as compared to the corresponding period in 2006. This decrease was primarily due to lower cash, cash equivalents and marketable securities balances.

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

The Company has an outstanding financing agreement with a third party for up to $1.5 million with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time it receives funding, the Company will enter into a promissory note with a term of 3 years, secured by the related equipment and furniture.

At March 31, 2007, we had cash, cash equivalents and marketable securities totaling $45.9 million and net working capital of $36.3 million.

Cash Flows. At March 31, 2007, we had $12.6 million in cash and cash equivalents, as compared to $11.1 million at December 31, 2006.

	March 31,
(in thousands)	2007	2006
Cash Flows
Net cash used in operating activities	$(13,003)	$(10,257)
Net cash provided by investing activities	14,391	16,276
Net cash provided by financing activities	91	79
Effect of exchange rate changes on cash and cash equivalents	12	(9)

Net increase in cash and cash equivalents	1,491	6,089

Cash used in operating activities for the first quarter of 2007 was $13.0 million, mostly related to our spending on research and development, commercial operations, corporate administration and working capital requirements offset in part by $1.2 million of non-cash stock compensation expense under stock based compensation, and options issued to non employees. In the first quarter of 2006, cash used in operating activities was $10.3 million mostly related to $11.4 net loss from operations.

Cash provided by investing activities for quarter ended March 31, 2007 and 2006 was $14.4 million and $16.3 million, respectively. This is primarily attributable to net proceeds from the sale of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.

Net cash provided by financing activities for both the first quarter ended March 31, 2007 and 2006 was $0.1 million. Primarily related to proceeds from employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan offset in part by repayments of our notes payable.

We expect that our existing cash and marketable securities at March 31, 2007 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next twelve months. Our expectation is based on our internal financial forecasts rather than historical cash burn rates. Our net cash and marketable securities usage for the quarter ended March 31, 2007 was $12.9 million. We anticipate an increase in cash burn for the second quarter of 2007 as compared to the first quarter, primarily due to working capital requirements for inventory and annual cash payments related to employee compensation and insurance. For the second half of the year, our expected quarterly net loss and cash burn should decline in line with our expected quarterly increases in revenues and gross margin. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to enter into development and marketing agreements for our more advanced product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities; and

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs.

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

At the time of a new product launch, we utilize a pull-through sales method which recognizes revenue based upon estimated prescription demand provided by third party research, and, based upon our estimate of inventory in the distribution channel. We recognize revenue to the extent that inventory levels in the distribution channel are within an acceptable range based upon the data we have received from third party market research and defer revenue if such inventory levels exceed acceptable levels. Estimating the amount of returns and discounts for new products is based upon specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. We monitor our inventory levels at our wholesalers and pharmacies to ensure such levels remain within an acceptable range. Our estimate of inventory at wholesalers and pharmacies is determined based upon historical sales, inventory data provided to us by wholesalers, and from third party market research that tracks prescription trends and patient demand. We utilize the pull through method until we have sufficient historical experience to estimate returns specific to our product, at which point we recognize revenue when title to the inventory tranfers to our customer, net of estimated product returns and discounts. We continue to monitor inventory levels in the distribution channel, and we defer revenue in the event such levels exceed an acceptable range.

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

Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return product within six months of shelf life expiry and expired product within twelve months subsequent to the expiration date. Retail pharmacies are not permitted to return short-dated product but can return expired product within twelve months subsequent the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically or based on industry data for similar products. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

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

In the first quarter of 2007, we recorded a provision for coupons at a weighted average rate of 1.4% of gross sales. Actual coupon usage could exceed historical experience and our estimates of expected future coupon activity. If the coupons provision percentage were to increase by 0.5% of the first quarter of 2007 gross sales from our three products marketed in the U.S., then an additional provision of $19,000 would result.

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

In the first quarter of 2007, we recorded a provision for Medicaid discounts at a weighted average rate of 20.9% of gross sales. Actual Medicaid discounts could exceed historical experience and our estimates of expected future Medicaid patient activity or unit rebate amounts. If the Medicaid discounts provision percentage were to increase by 0.5% of the first quarter of 2007 gross sales from our four products marketed in the U.S., then an additional provision of $19,000 million would result.

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

Revenue from non-refundable, upfront license fees where we have a continuing involvement are recognized ratably over the performance period. We periodically re-evaluate our estimates of the performance period and revise our assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in our financial statements in future periods.

Grant revenues are recognized when we provide the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Inventories. Our inventories are valued at the lower of cost or market, and include the cost of finished good product and shipping and handling costs. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. The majority of inventories are subject to expiration dating. The Company regularly evaluates inventory for short-dated or slow-moving products, and when, in the opinion of the Company, factors indicate short-dated or slow-moving products exist, the Company establishes a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.

We expense our inventory costs associated with products prior to regulatory approval as research and development expense.

We have committed to make future minimum payments to third parties for certain product inventories. The minimum purchase commitments total $13.2 million as of March 31, 2007, the majority of which relate to Vusion and Xolegel. We expect to fully utilize these contracts.

Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.

We currently has a full valuation allowance against our net deferred tax assets and has not recognized any benefits from tax positions in earnings. Accordingly, the adoption of the provisions of FIN 48 do not have a material impact on our financial statements.

We will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of income in any future periods in which we must record a liability. Since we have not recorded a liability at March 31, 2007, there would be no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

We are no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

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

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our business faces significant risks, including those described below. We update and include our risk factors in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Risk Factors which are new or which have been substantially changed from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 have been marked with an asterisk immediately following the heading of such risk factor.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

Since our inception in September 2001, we have incurred significant operating losses and, as of March 31, 2007, we had an accumulated deficit of $219.5 million. We currently market Xolegel, Vusion and Solagé in the United States and Solagé, VANIQA and Denavir in Canada. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase in the foreseeable future as we:

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

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $45.9 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

Variations in our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain as we have only recently commenced our commercialization efforts. In the U.S. we currently only have three FDA-approved products: Solagé, Vusion and Xolegel. We cannot predict with certainty the timing or level of sales on these products in the future. If our quarterly sales or operating results fall below expectations of investors or securities analysts, the price of our common stock could decline substantially.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.*

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our inventory and intangible assets, the value of certain liabilities and revenue recognition, including prescription demand, rebates, coupon redemptions, and product returns. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and judgments are difficult to make accurately due to our limited operating history. In addition, these estimates and judgments, or the assumptions underlying them, may change over time, which could make any guidance we may give inaccurate and could require us to restate some of our previously reported financial information. A restatement of previously reported financial information could cause our stock price to decline and could subject us to securities litigation.

Risks Related to Development of Product Candidates

We will not be able to commercialize our product candidates if our preclinical studies do not produce successful results or if our clinical trials do not demonstrate safety and efficacy in humans.*

We must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates in order to obtain regulatory approval for the sale of our product candidates. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes.

Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun. It takes several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of each of our product candidates involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidates may never be approved for sale or become commercially viable. We do not believe that any of our product candidates have alternative uses if we are not successful developing them as pharmaceutical products.

There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidates or the inability to commercialize any of our product candidates. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. For example, in June 2005, we announced that our Hyphanox product candidate failed to reach the primary endpoint in its Phase 3, non-inferiority trial for the treatment of vaginal candidiasis. Consequently, the results of this trial were not sufficient to support a filing for regulatory approval for Hyphanox in that indication. The risk of clinical trial failure is even greater where the product candidate contains a new chemical entity, such as Pramiconazole, Rambazole and Hivenyl, and where the product candidate uses a novel or not fully known mechanism of action, such as Rambazole. Likewise, the risk of discovering harmful side effects is greater where the product candidate contains a new chemical entity.

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

We may need or elect to alter the formulations of our product candidates which would increase the time and expense of development and could require us to repeat pre-clinical or clinical studies.*

The current formulations of our product candidates, other than Hyphanox, may not be the final formulations for which we would seek regulatory approval. This risk is particularly applicable to our Pramiconazole, Hivenyl and topical Rambazole product candidates. Each of these product candidates is in a relatively early stage of development and we have not yet selected the final formulation for any of them. Altering the formulation of a product candidate would increase the cost and potentially the time of development due to the additional formulation development work and manufacturing work, as well as the potential need for additional pre-clinical and clinical trials. In addition, altering the formulation could affect the pharmaceutical properties of the product candidate thereby potentially decreasing the usefulness or reliability of any pre-clinical or clinical results utilizing our current formulation.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not directly follow successful completion of Phase 2 clinical trials, as additional non-clinical and clinical trials may be required prior to initiating a Phase 3 trial. For instance, the FDA may require a cardiovascular safety study at the expected dose and an elevated dose prior to initiating Phase 3 clinical trials. In addition, additional trials may be needed following successful completion of a Phase 3 clinical trial prior to seeking marketing approval. For instance, depending upon the outcome of our ongoing Phase 3 trial for Hyphanox, and any directions or feedback we may receive from regulatory agencies, we may need to perform additional non-clinical or clinical studies prior to seeking marketing approval for Hyphanox.

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

Some of our product candidates are based on new chemical entities that have not been extensively tested in humans. The regulatory requirements governing these types of products may be less well defined or more rigorous than for products containing active ingredients that have been previously approved by the FDA. As a result, we may experience a longer and more expensive regulatory process in connection with obtaining regulatory approvals of these types of product candidates.

This risk is particularly applicable to our oral and topical Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents, or RAMBAS. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although oral Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in an increased accumulation of the body’s own retinoic acid. Since this accumulation is designed to provide the same therapeutic benefits of synthetic retinoid therapy, the FDA and foreign regulatory authorities may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our Liarozole product candidate, which is also a RAMBA,, and oral Rambazole product candidate, on clinical hold. Due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further development of this product candidate on hold. Since, the active ingredient of our topical Rambazole product candidate is the same as oral Rambazole, we may experience a longer and more expensive regulatory process for this product candidate, as well.

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

Risks Related to Commercialization

If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.*

The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. In the United States, we have three FDA approved products: Xolegel, Vusion and Solagé. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Xolegel, Vusion and Solagé, or any of our future products may require significant resources and may never be successful. Our most advanced product candidate, Hyphanox contains the same active ingredient, itraconazole, as that contained in other branded and generic products currently on the market. Consequently, even if Hyphanox is approved by the FDA, we may not be able to achieve or maintain market acceptance of this product.

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

Managed care organizations and other third-party payors negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored on formularies and the active ingredients in each of our marketed products are generically available, although not in the same formulations as our products. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If a product is excluded or removed from a formulary, or if a formulary requires a physician to obtain authorization from the third party payor prior to writing a prescription, its usage may be sharply reduced in the managed care organization patient population. If our products, particularly our Vusion and Xolegel products, are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

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

As a pharmaceutical company, we are subject to a large body of legal and regulatory requirements. In particular, there are many federal, state and local laws that we need to comply with now that we are engaged in the marketing, promoting, distribution and sale of pharmaceutical products. The FDA extensively regulates, among other things, promotions and advertising of prescription drugs. In addition, the marketing and sale of prescription drugs must comply with the Federal fraud and abuse laws, which are enforced by the Office of the Inspector General of the Division, or OIG, of the Department of Health and Human Services. These laws make it illegal for anyone to give or receive anything of value in exchange for a referral for a product or service that is paid for, in whole or in part, by any federal health program. The federal government can pursue fines and penalties under the Federal False Claims Act which makes it illegal to file, or induce or assist another person in filing, a fraudulent claim for payment to any governmental agency.

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

We depend on three wholesalers for the vast majority of our product revenues in the United States, and the loss of any of these wholesalers would decrease our revenues.*

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Approximately 83% of our product revenues in the first quarter of 2007 were from these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.

It is also possible that these wholesalers, or others, could decide to change their policies or fees, or both in the future. This could result in their refusal to distribute smaller volume products, such as ours, or cause us to incur higher product distribution costs, lower margins or the need to find alternative methods of distributing our products. Such alternative methods may not exist or may not be economically feasible.

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

In some foreign countries, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our business could be materially harmed, or we may determine discontinue or not commence activities in the applicable territory. The risk of being unable to obtain pricing at a satisfactory level is greater for products for which the active ingredient is generically available such as our Vusion and Xolegel products and our Hyphanox product candidate.

For example, although our Vusion product candidate, which we market under the name “Zimycan” in Belgium, has received marketing approval from several countries in Europe, our distributor has not launched that product in any of those countries, due to the inability to obtain acceptable pricing. This product might not be launched in any country in which we are not able to obtain pricing approval at a satisfactory level. In addition, due to unfavorable pricing practices in Canada we may discontinue our existing commercial activities in that country.

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

•

Each of our marketed products could be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards and would increase our cost of goods.

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

•

The composition of matter patent covering the formulation of our Vusion product is scheduled to expire on March 27, 2008, meaning that competitors who obtain the requisite regulatory approval can offer a product with the same formulation following the expiration of our Hatch Waxman marketing exclusivity in February 2009. Although we have submitted an application for up to five years of patent term extension, it is possible that the USPTO could reject that application or grant an extension for a shorter period of time.

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

All of our current product candidates in clinical development are based on intellectual property that we have licensed from Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc. and Ortho-McNeil Pharmaceutical, Inc. We depend, and will continue to depend, on these license agreements. The terms of these licenses are set out in two license agreements. These license agreements may be terminated on a product-by-

product basis, if, by dates specified in the license agreements, we are not conducting active clinical development of the particular product or if we do not obtain regulatory approval for that product. Either of the license agreements may also be terminated if we breach that license agreement and do not cure the breach within 90 days or in the event of our bankruptcy or liquidation.

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

Our operations may be impaired unless we can successfully manage our growth.*

As of December 31, 2006, we had 93 full-time employees. During 2006, we expanded our sales force to approximately 60 sales representatives, about one-third of whom were Barrier employees and two-thirds of whom were employees of a third party contract sales organization, inVentiv Health, Inc. We recently increased to approximately fifty-percent, the portion of those sales representatives who are Barrier employees and plan to continue to increase that percentage throughout the year. This type of expansion may place a significant strain on our management and operational resources. To manage this and any further growth, we will be required to continue to improve existing, and implement additional systems, procedures and controls, and hire, train and manage these additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our sales force consists of relatively newly hired employees. Turnover in our sales force or marketing team could adversely affect product sales growth.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability for a product and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of products may expose us to the risk of product liability claims. This risk is even greater for our product candidates that are administered orally such as Hyphanox, Pramiconazole, Rambazole and Hivenyl or which contain a new chemical entity such as Pramiconazole, Rambazole and Hivenyl. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, be required to limit the commercialization of our product candidates and face adverse publicity. We have product liability insurance coverage with a $10 million annual aggregate coverage limit, and our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash.

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

•

For Pramiconazole, in the treatment of acute fungal infections, topical antifungals including Loprox from Medicis, Lotrimin AF from Schering-Plough and generic manufacturers, Lotrimin Ultra from Schering Plough, Lamisil AT from Novartis, and ketoconazole, miconazole and nystatin from generic manufacturers.

Risks Related to Our Common Stock

Our stock price is volatile, and the market price of our common stock may drop below the price you pay.

Market prices for securities of biopharmaceutical and specialty pharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of our clinical trials or those of our competitors;

•	the regulatory status of our product candidates;

•	failure of any of our products to achieve commercial success;

•	our quarterly revenues and fluctuations in our prescription trend data;

•	developments concerning our competitors and their products;

•	success of competitive products and technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning our patents or other proprietary rights;

•	our ability to manufacture any products to commercial standards;

•	public concern over our drugs;

•	litigation involving our company or our general industry or both;

•	future sales of our common stock;

•	changes in the structure of health care payment systems, including developments in price control legislation;

•	departure of key personnel;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

If any of these risks occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Sales Force Services Agreement, dated March 2, 2007 by and between the Registrant and Novartis Consumer Health, Inc., filed as exhibit 10.40 to the Company’s annual report on Form 10-K on March 12, 2007.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

31.3	Certification of principal accounting officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

32.3	Section 1350 Certification of principal accounting officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC. (Registrant)

May 10, 2007	By	GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D.
Chief Executive Officer (Principal Executive Officer)

	By	ANNE M. VANLENT
Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

	By	DENNIS P. REILLY
Dennis P. Reilly
Vice President Finance (Principal Accounting Officer)