Form 10-Q
period 2007-06-30
BARRIER THERAPEUTICS INC
filed 2007-08-08
CIK 1173657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2007
Common Stock, par value $.0001	29,455,536 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the trend of operating losses and the reasons for those losses;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox™, Rambazole™, Pramiconazole and Hivenyl™ product candidates;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•	the potential safety or efficacy profiles anticipated for any of our product candidates;

•	the timing of filing for regulatory approvals with governmental agencies;

•	the commercialization of our products, particularly our Xolegel™, Vusion® and Solagé® products;

•	the future commercialization of any of our product candidates, if approved;

•	the market success of our products and anticipated revenues associated with those products; and

•	other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those items set forth in Part II, Item 1A under the heading “Risk Factors”, our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products, and product candidates if approved, and generate revenues;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•

identify and initiate investigator sites for our clinical trials and complete enrollment in a timely manner, particularly with respect to our current Phase 3 clinical trial for our Hyphanox product candidate;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies; and

•	accurately estimate prescription demand, inventory levels, rebates, product returns and other financial related data from third parties in our revenue recognition process.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,662	$11,061
Marketable securities	23,439	47,823
Receivables, net of allowances of $371 and $102, respectively	5,122	1,839
Finished goods inventories, net	492	1,179
Prepaid expenses and other current assets	2,492	1,842

Total current assets	45,207	63,744
Property and equipment, net	773	873
Product rights, net	2,253	2,429
Other assets	183	135

Total assets	$48,416	$67,181

Liabilities and stockholders’ equity
Current liabilities:
Borrowings under credit facility	$4,660	$—
Notes payable, current portion	254	345
Accounts payable	6,938	5,618
Accrued expenses	10,897	7,286
Deferred revenue	232	430
Other current liabilities	2	9

Total current liabilities	22,983	13,688
Notes payable, long-term portion	183	280
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 29,435,318 issued and outstanding at June 30, 2007; and 29,197,974 issued and outstanding at December 31, 2006	3	3
Additional paid-in capital	260,721	257,649
Accumulated deficit	(235,260)	(204,158)
Accumulated other comprehensive loss	(214)	(281)

Total stockholders’ equity	25,250	53,213

Total liabilities and stockholders’ equity	$48,416	$67,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Net product revenues	$3,899	$1,077	$6,547	$1,420
Other revenues	223	4	297	133

Total revenues	4,122	1,081	6,844	1,553

Costs and expenses:
Cost of product revenues	646	483	1,104	698
Research and development	7,608	5,246	15,461	10,175
Selling, general and administrative	12,099	9,990	22,545	17,525

Total operating expenses	20,353	15,719	39,110	28,398

Loss from operations	(16,231)	(14,638)	(32,266)	(26,845)
Interest income	510	741	1,195	1,535
Interest expense	(16)	(16)	(31)	(34)

Net loss before cumulative effect of change in accounting principle	(15,737)	(13,913)	(31,102)	(25,344)
Cumulative effect of change in accounting principle	—	—	—	57

Net loss	$(15,737)	$(13,913)	$(31,102)	$(25,287)

Basic and diluted net loss before and after cumulative effect of change in accounting principle	$(0.54)	$(0.58)	$(1.07)	$(1.05)

Weighted-average shares outstanding—basic and diluted	29,194,736	24,133,278	29,153,138	24,107,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2007	2006
Operating activities
Net loss	$(31,102)	$(25,287)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	259
Amortization of product rights	176	176
Stock based compensation expense	2,807	2,840
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(650)	(199)
Finished goods inventories	687	(236)
Receivables	(3,283)	(934)
Accounts payable and accrued expenses	4,931	2,834
Deferred revenue	(198)	674
Other, net	(55)	(80)

Net cash used in operating activities	(26,468)	(19,953)
Investing activities
Purchase of fixed assets	(119)	(275)
Purchase of marketable securities	(24,048)	(15,743)
Maturities of marketable securities	48,435	42,454

Net cash provided by investing activities	24,268	26,436
Financing activities
Borrowings under credit facility	4,660	—
Repayment of notes payable	(188)	(190)
Proceeds from exercise of stock options and other benefit plans	265	197

Net cash provided by financing activities	4,737	7
Effect of exchange rate on cash and cash equivalents	64	(4)

Net increase in cash and cash equivalents	2,601	6,486
Cash and cash equivalents, beginning of period	11,061	16,891

Cash and cash equivalents, end of period	$13,662	$23,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies

Organization, Description of Business and Basis of Presentation

Barrier Therapeutics, Inc. (the “Company”) is a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. The Company currently markets three prescription pharmaceutical products in the United States. The Company promotes its marketed products through a sales force consisting primarily of its own sales representatives supplemented by those of a contract sales organization. The Company has an extensive product pipeline that includes product candidates in Phases 2 and 3 of clinical development.

Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, most recently through the Company’s initial public offering in April 2004 and follow-on public offerings in February 2005 and September 2006. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for the next 12 months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing additional product candidates, it may never generate sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Consolidation

The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Statement of Financial Accounting Standards No 48 “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Net Product Revenue. The Company sells its products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.

At the time of a new product launch, the Company utilizes a pull-through sales method which recognizes revenue based upon estimated prescription demand provided by third party research and based upon its estimate of inventory in the distribution channel. The Company recognizes revenue to the extent that inventory levels in the distribution channel are within an acceptable range, generally two to three months, based upon the data the Company has received from third party market research and defers revenue if such inventory levels exceed the acceptable range. Estimates of the amount of returns and discounts for new products is based upon specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. The Company monitors its inventory levels at its wholesalers and pharmacies to ensure such levels remain within an acceptable range. The Company’s estimate of inventory at wholesalers and pharmacies is determined based upon historical sales, inventory data provided to it by wholesalers, and data from third party market research that tracks prescription trends and patient demand. The Company utilizes the pull through method until the Company has sufficient historical experience to estimate returns specific to its product, at which point the Company recognizes revenue when title to the inventory transfers to the wholesaler, net of estimated product returns and discounts. The Company continues to monitor inventory levels in the distribution channel, and the Company defers revenue in the event such levels exceed an acceptable range.

The Company records product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, patient discount cards/coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, patient discount cards/coupons and Medicaid rebates, the Company makes significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Calculating some of these items involves significant estimates and judgments and requires the Company to use information from external sources. The nature of allowances requiring critical accounting estimates, and the specific considerations the Company uses in estimating their amounts, are as follows:

•

Product returns—Customers can return short-dated or expired product that meets the guidelines set forth in the Company’s return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return product within six months of shelf life expiry and expired product within twelve months subsequent to the expiration date. Retail pharmacies are not permitted to return short-dated product but can return expired product within twelve months subsequent the expiration date. The Company bases its estimates of product returns for each of its products on the percentage of returns that the Company has experienced historically and based on industry data for similar products. Notwithstanding this, the Company may adjust its estimate of product returns if the Company is aware of other factors that the Company believes could meaningfully impact its expected return percentages. These factors could include, among others, the Company’s estimates of inventory levels of its products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

•

Patient Discount Cards/Coupons—From time to time the Company offers patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. The Company reimburses retail pharmacies for the cost of these products through a third party administrator. The Company recognizes the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases estimates on the historic redemption rates the Company receives from third party administrators, which detail historic patterns. The Company maintains an accrual for unused patient discount cards/coupons based on inventory in the distribution channel and historical redemption rates and adjust this accrual whenever changes in such redemption rates occur.

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

The Company records accruals for Medicaid rebates as a reduction of sales when product is sold to its wholesaler distributors. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of its total product sales. In addition, the Company estimates the expected unit rebate amounts to be used and adjusts the rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that the accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel. The Company analyzes the accrual at least quarterly and has adjusted its allowances for Medicaid and accruals for product returns and rebates in the past based on actual sales experience, and the Company will likely be required to make adjustments to these allowances and accruals in the future. The Company continually monitors its allowances and accruals and makes adjustments when the Company believes actual experience may differ from its estimates.

Other Revenue. Contract revenues include license fees, royalties and other payments associated with collaborations with third parties. Revenue is recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenue from non-refundable, upfront license fees where the Company has a continuing involvement is recognized on a straight line basis over the performance period. The Company periodically re-evaluates estimates of the performance period and revises assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in the financial statements in future periods.

Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Inventories. Inventories consist of finished goods and are valued at the lower of cost or market, and include shipping and handling costs. Cost is computed on inventories using the first-in, first-out method. The majority of inventories are subject to expiration dating. The Company regularly evaluates inventory for short-dated or slow-moving products, and when, in the opinion of the Company, factors indicate short-dated or slow-moving products exist, the Company establishes a reserve against the inventories’ carrying value. Determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires the Company to utilize significant judgment. The Company bases analysis, in part, on the level of inventories on hand in relation to the estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of its inventories and its reported operating results.

The Company expenses inventory costs associated with products prior to regulatory approval as research and development expense.

Adoption of FIN 48

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.

The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in earnings. Accordingly, the adoption of the provisions of FIN 48 had no impact on the Company’s financial statements.

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at June 30, 2007, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

Recently Issued Accounting Principles

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for the Company beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its consolidated financial statements.

2.	Stock Compensation

At June 30, 2007, the Company had two stock compensation plans, which are described more fully in Note 8 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2006. These plans include the 2004 Stock Incentive Plan (the “2004 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 2004 Plan allows the Company to offer shares of its common stock to key employees, Directors, advisors and consultants pursuant to option grants, stand-alone stock appreciation rights, direct stock issuances and other stock based awards. The ESPP allows eligible employees the opportunity to acquire shares of the Company’s common stock at periodic intervals through accumulated payroll deductions.

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over three to four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. The Company is currently using an estimated 8.6% forfeiture rate. The fair value of the options was estimated using the Black Scholes pricing model as described in detail in Note 8 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2006.

The fair value of the options for the three-month period ended June 30, 2007 and 2006 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended June 30,
	2007	2006
Risk-free interest rate	4.77%	5.01%
Dividend yield	0%	0%
Expected life	5.25 –6.06 years	5.75 –6.25 years
Volatility	62.7%	68.0%

Restricted stock awards are granted to certain employees under the 2004 Plan. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock award based on the grant date fair value of the awards expected to vest using an accelerated method.

The Company records compensation expense related to its ESPP. Eligible employees may purchase shares at 85% of the lower of the fair market value at the first day of the purchase period or the fair market value at the purchase date.

Net loss for the three-month period ended June 30, 2007 and 2006 includes $1.6 million, $0.4 million included in research and development expense and $1.2 million included in selling, general and administrative expense, and $1.1 million, $0.3 million included in research and development expense and $0.8 million included in selling, general and administrative expense, respectively, in stock compensation expense. Net loss for the six-month period ended June 30, 2007 and 2006 includes $2.8 million, $0.7 million included in research and development expense and $2.1 million included in selling, general and administrative expense, and $2.8 million, $0.8 million included in research and development expense and $2.0 million included in selling, general and administrative expense, respectively, in stock compensation expense.

3.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(15,737)	$(13,913)	$(31,102)	$(25,287)
Foreign currency translation	(9)	5	64	(4)
Change in unrealized net gain/(loss) on marketable securities	7	46	3	76

Comprehensive loss	$(15,739)	$(13,862)	$(31,035)	$(25,215)

Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

4.	Credit Facility

In June 2007, the Company entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of its commercial operations. The Company will make periodic borrowings and payments against the credit facility and considers the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of its accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. The Company will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total direct expenses associated with obtaining the credit facility, including a 1% commitment fee, of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. At June 30, 2007, outstanding borrowings under the facility were approximately $4.6 million.

5.	Segments

The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States, Canada and Belgium.

The following table presents financial information by product for the three and six-month periods ended June 30, 2007 and 2006:

	Three months ended June 30		Six months ended June 30
(in thousands)	2007	2006	2007	2006
Net Product Revenues
Vusion	$2,855	$589	$4,681	$589
Xolegel	733	—	1,253	—
Other Products	311	488	613	831

Total Net Product Revenues	3,899	1,077	6,547	1,420
Other Revenues	223	4	297	133

Total Revenues	$4,122	$1,081	$6,844	$1,553

Total revenue within the United States represents approximately 92% of total revenue for the three months ended June 30, 2007 and 94% for the six months ended June 30, 2007.

The following tables present financial information based on geographic location of the facilities of the Company for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30		Six months ended June 30
(in thousands)	2007	2006	2007	2006
Loss before income tax benefit
U.S.	$(13,654)	$(11,002)	$(26,855)	$(20,325)
International	(2,083)	(2,911)	(4,247)	(4,962)

Total loss before income tax benefit	$(15,737)	$(13,913)	$(31,102)	$(25,287)

The following tables present financial information based on geographic location of the facilities of the Company for the as of June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007	December 31, 2006
Total Assets
United States	$46,901	$65,670
International	1,515	1,511

Total Assets	$48,416	$67,181

	June 30, 2007	December 31, 2006
Property and equipment, net
United States	$608	$674
International	165	199

Total property and equipment, net	$773	$873

6.	Canadian Operations

During the second quarter of 2007, the Company decided to cease commercial operations in Canada as a result of continued pricing pressure on prescription products in Canada. The Company plans to supply customers with products from existing inventories for the next several months, after which time results from Canadian operations will be reclassified as discontinued operations.

For the second quarter of 2007, loss from Canadian operations was $0.9 million (or $0.03 per share), compared with $0.9 million (or $0.04 per share) reported for the second quarter 2006. The 2007 second quarter loss from Canadian operations includes approximately $0.2 million allowance for inventory obsolescence and $0.1 million of one time expense related to personnel terminations.

7.	Commitments and Contingencies

In July 2004, the Company entered into an agreement with Janssen Pharmaceutica, NV under which the Company committed to purchase € 1,000,000 (approximately $1,365,000) of inventory within the two-year period ending July 2008. To date the Company purchased approximately $249,000 related to this agreement. The Company monitors this commitment periodically against sales projections. In addition, management is in communication with Janssen and expects to extend the timeframe or otherwise restructure this obligation. If the Company is unable to extend the timeframe or restructure the commitment, the Company may be required to record an accrual for the unused portion of the purchase commitment in the future.

In June 2007, the Company entered into a letter of agreement with an officer of the Company which acknowledged that the employee was entitled to a severance payment equal to $374,550 pursuant to his employment agreement. This officer was granted until September 13, 2007 to resign or forgo this right under his agreement. At this time the officer has not presented a decision on the subject to the Company and no severance payment has been accrued for the potential commitment as of June 30, 2007.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. We currently market three prescription pharmaceutical products in the United States. We promote our marketed products through a sales force consisting primarily of our own sales representatives supplemented by those of a contract sales organization. We have an extensive product pipeline that includes product candidates in Phases 2 and 3 of clinical development.

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

•

Vusion® (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment: a topical ointment indicated for the treatment of infants and children with diaper dermatitis complicated by documented candidiasis, an inflammatory disease characterized by diaper rash infected by a yeast called Candida.

•	Solagé® (mequinol 2.0% and tretinoin 0.01%) Topical Solution: a topical solution indicated for the treatment of solar lentigines, commonly known as “age spots.”

Our Product Pipeline

We have product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including onychomycosis, psoriasis, acne, skin allergies and acute fungal infections of the skin. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. The development of each of our product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed.

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

•

Oral Rambazole™: an oral formulation of Rambazole, a drug from a novel class of molecules known as retinoic acid metabolism blocking agents, which we are developing for the treatment of psoriasis. We recently announced positive results from our Phase 2b dose-ranging trial with Rambazole in psoriasis.

Obtaining Phase 2b study data for both oral Pramiconazole and oral Rambazole was an important milestone for us, since it has allowed us to move forward to seek development partnerships for each of these molecules. Our plan is to establish arrangements which would provide us with additional financial and development resources to advance the later stage clinical programs of these molecules.

We are also developing two earlier stage product candidates:

•

Topical Rambazole: a topical formulation of Rambazole that we are developing for the treatment of acne. We are currently conducting a Phase 2a clinical trial in mild to moderate acne outside the United States.

•

Hivenyl™: a novel antihistamine that we are developing as an oral treatment for allergic reactions of the skin, such as the types of reactions associated with hives, which may not cause sedation typically associated with antihistamines. In January 2007, we announced positive data on a Phase 2a clinical trial that was conducted outside the United States, in the treatment of the itch associated with atopic dermatitis.

Recent Developments

In May 2007, we announced that the FDA had given its approval of labeling expansion for Solagé topical ointment for use by patients with darker skin types.

In June 2007, we announced the launch of a new larger 50 gram tube of our Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment.

In June 2007, we entered into a $12 million senior secured credit facility agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc.

In June 2007, we decided to cease commercial operations in Canada as a result of continued pricing pressure on prescription products in Canada. We plan to supply customers with product from existing inventories for the next several months, after which time Canadian operations will cease. At that time results from Canadian operations will be reclassified as discontinued operations.

In August 2007, we announced the market introduction of Xolegel Duo™. Xolegel Duo is a convenience kit for the treatment of seborrheic dermatitis of the scalp, face, and body. The kit contains a 15 gram tube of our Xolegel Gel 2% and a four ounce bottle of a 1% zinc pyrithione over-the-counter shampoo which we have branded, Xolex™. Seborrheic dermatitis is a common, recurring skin inflammation characterized by a red, scaly, itchy rash primarily on the face, scalp, hairline, eyebrows and torso.

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

Revenue Recognition

We use revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Statement of Financial Accounting Standards No 48 “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Net Product Revenue. We sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are our revenue recognition policies.

At the time of a new product launch, we utilize a pull-through sales method which recognizes revenue based upon estimated prescription demand provided by third party research, and, based upon our estimate of inventory in the distribution channel. We recognize revenue to the extent that inventory levels in the distribution channel are within an acceptable range, generally two to three months, based upon the data we have received from third party market research and defer revenue if such inventory levels exceed an acceptable range. Estimating the amount of returns and discounts for new products is based upon specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. We monitor our inventory levels at our wholesalers and pharmacies to ensure such levels remain within an acceptable range. Our estimate of inventory at wholesalers and pharmacies is determined based upon historical sales, inventory data provided to us by wholesalers, and data from third party market research that tracks prescription trends and patient demand. We utilize the pull through method until we have sufficient historical experience to estimate returns specific to our product, at which point we recognize revenue when title to the inventory transfers to our customer, net of estimated product returns and discounts. We continue to monitor inventory levels in the distribution channel, and we defer revenue in the event such levels exceed an acceptable range.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, patient discount cards/coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, patient discount cards/coupons and Medicaid rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Calculating some of these items involves significant estimates and judgments and requires us to use information from external sources.

Product Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return product within six months of shelf life expiry and expired product within twelve months subsequent to the expiration date. Retail pharmacies are not permitted to return short-dated product but can return expired product within twelve months subsequent the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically or based on industry data for similar products. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

Rebates—Patient Discount Cards/Coupons—From time to time we offer patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. We reimburse retail pharmacies for the cost of these products through a third party administrator. We recognize the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, we must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns. We maintain an accrual for unused patient discount cards/coupons based on inventory in the distribution channel and historical redemption rates and adjust this accrual whenever changes in such redemption rates occur.

Rebates—Medicaid discounts—In some states we participate or have applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual. Medicaid rebates increased during 2007 reflecting high levels of rebates owed to states as a result of higher sales volumes and higher rebate amounts due to price increases.

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

We have adjusted our allowances for Medicaid and accruals for product returns and rebates in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and makes adjustments when we believe actual experience may differ from our estimates.

Other Revenues. Contract revenues include license fees and other payments associated with collaborations with third parties. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenues from non-refundable, upfront license fees where we have a continuing involvement are recognized ratably over the performance period. We periodically re-evaluate our estimates of the performance period and revise our assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in our financial statements in future periods.

Grant revenues are recognized when we provide the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Inventories. Our inventories are valued at the lower of cost or market, and include the cost of finished good product and shipping and handling costs. Cost is computed on inventories using the first-in, first-out method. The majority of inventories are subject to expiration dating. We regularly evaluate inventory for short-dated or slow-moving products, and when, in the opinion of management, factors indicate short-dated or slow-moving products exist, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.

We expense our inventory costs associated with products prior to regulatory approval as research and development expense.

We have committed to make future minimum payments to third parties for certain product inventories. The minimum purchase commitments total $9.4 million as of June 30, 2007, the majority of which relate to Vusion and Xolegel. We expect to fully utilize these contracts. In addition, in July 2004, we entered into an agreement with Janssen Pharmaceutica, NV under which we committed to purchase € 1,000,000 (approximately $1,365,000) of inventory within the two-year period ending July 2008. To date we purchased approximately $249,000 respectively, related to this agreement. We monitor this commitment periodically against sales projections. In addition, management is in communication with Janssen and expects to extend the timeframe or otherwise restructure this obligation. If we are unable to extend the timeframe or restructure the commitment, we may be required to record an accrual for the unused portion of the purchase commitment in the future.

Adoption of FIN 48

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.

We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in earnings. Accordingly, the adoption of the provisions of FIN 48 had no impact on our financial statements.

We will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of operations in any future periods in which we must record a liability. Since we have not recorded a liability at June 30, 2007, there is no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

We are no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

Recently Issued Accounting Principles

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We are evaluating the potential impact of this consensus and does not expect it to have a material effect on our consolidated financial statements.

Results of Operations

Three and six month periods ended June 30, 2007 and June 30, 2006

Net Revenues. Net Revenues are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Net product revenues	$3,899	$1,077	$6,547	$1,420
Other revenues	223	4	297	133

Total net revenues	$4,122	$1,081	$6,844	$1,553

Total net revenue for the quarter was $4.1 million, an increase of $3.0 million as compared to the same period in 2006. Total revenue for the six months ended June 30, 2007 was $6.8 million, an increase of $5.3 million compared to the same period in 2006. Total net revenues increased during this quarter and the six month period ended June 30, 2007, primarily due to the U.S. sales of Vusion and Xolegel which were launched in the second and fourth quarters of 2006, respectively. We expect product revenues to continue to increase in the near future based on acceptance of our May price increase on Vusion, the switch to a larger higher priced 50 gram tube of Vusion, and recent prescribing trends based on third party data we receive. In addition, we plan to continue our marketing efforts, including:

•	our co-promotion with Novartis Consumer Health, Inc. for Vusion, which has expanded our ability to reach pediatricians with this product in the U.S.,

•	our national test direct to consumer promotional campaign for Vusion, and

•	increasing sales call frequency for Xolegel to dermatologists, the primary prescribers for the product.

Total revenue within the United States represents approximately 92% of total revenue for the three months ended June 30, 2007 and 94% for the six months ended June 30, 2007.

Net Product Revenues. Included in the current quarter is $3.9 million of net product revenue from the U.S. sales for Vusion, Xolegel and Solagé and Canadian sales of Solagé, Vaniqa and Denavir as compared to $1.1 million for the same period in 2006. Included in the first six months is $6.5 million of net product revenue from the U.S. sales for Vusion,

Xolegel and Solagé and Canadian sales of Solagé, Vaniqa and Denavir as compared to $1.4 million for the same period in 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Net product revenue
Vusion	$2,855	$589	$4,681	$589
Xolegel	733	—	1,253	—
Other	311	488	613	831

Total net product revenue	$3,899	$1,077	$6,547	$1,420

Gross-to-Net Product Revenue Adjustments. We recognize product revenues net of allowances and accruals for estimated cash discounts, wholesaler fees, rebates, product returns and chargeback discounts. Cash discounts deductions reflect prompt payment term discounts extended to our customers. Wholesaler service fees are fees paid to our U.S. wholesalers for distribution services. Allowance for sales returns are based on the actual returns history. Rebate deductions reflect estimates of patient discount cards/coupon discounts and Medicaid rebates based on historical payment data and estimates of future Medicaid beneficiary utilization.

The following table summarizes our gross-to-net revenue deductions:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Gross-to-net product revenue
Gross product revenue	$7,494	$1,119	$11,322	$1,808
Cash discounts and wholesaler fees	(225)	(40)	(366)	(123)
Medicaid rebates	(3,019)	—	(3,821)	(44)
Other rebates and reserves	(351)	(2)	(588)	(221)

Total net product revenue	$3,899	$1,077	$6,547	$1,420

The allowances for cash discounts, sales returns and doubtful accounts are net against trade receivables and totaled $100,000, $106,000 and $165,000 at June 30, 2007, respectively. We recognize bad debt expense in selling, general and administrative expenses. Accruals for state coupon rebates, Medicaid rebates and wholesaler fees are included in accrued liabilities. Medicaid rebates increased during 2007 reflecting high levels of rebates owed to states as a result of higher sales volumes and higher rebate amounts due to price increases. The following table is a roll forward of our accruals for Medicaid rebates and wholesaler fees:

(in thousands) Allowances	State Medicaid	Wholesaler Fees
December 31, 2006	$571	$135
Additional accruals	3,821	147
Actual payments	(892)	(16)

June 30, 2007	$3,500	$266

Deferred Revenue of $232,000 at June 30, 2007 primarily reflects deferral of revenue related to the Belgian research grant and some Canadian sales. Deferred revenue of $430,000 at December 31, 2006, primarily reflects the deferral of sales related to the Xolegel launch in the U.S. along with some Canadian sales.

Other Revenues. Grant revenues were $223,000 in the second quarter of 2007 from a Belgium research grant. Grant revenues were absent in the second quarter 2006. Grant revenues for the six months ended June 30, 2007 were $297,000. We had no contract revenue in the six months ended June 30, 2007; however, during the six months ended June 30, 2006, we recognized revenue related to commercial contracts. This 2006 contract revenue represents payments for certain product rights and were amortized over the estimated service period. We currently have no deferred contract revenue to be recognized in future quarters.

Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, amortization expenses related to Solagé and reserves for inventory obsolescence was $0.6 million for the quarter as compared to $0.5 million for the same period in 2006. In the both second quarter of 2007 and 2006, we recorded a $0.2 million reserve related to Canadian inventory and European inventory, respectively. Total cost of product revenues for the six months ended June 30, 2007 were $1.1 million compared to $0.7 million for the same period in 2006.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Cost of product revenue
Manufacturing costs, distribution expenses	$393	$189	$763	$316
Inventory obsolescence reserves	165	206	165	206
Amortization of product rights	88	88	176	176

Total cost of product revenue	$646	$483	$1,104	$698

Research and Development Expenses.

Total research and development expenses in the three months ended June 30 2007 compared to the three months ended June 30, 2006 increased $2.4 million, and for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 increased $5.3 million, primarily due to increased project spending during 2007.

Below is a summary of our research and development expenses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Marketed Products	$883	$847	$1,541	$1,139
Hyphanox	2,214	766	4,153	1,021
Rambazole	676	331	2,370	995
Pramiconazole	728	230	1,508	769
Liarozole	231	455	444	784
Research and earlier stage products costs	220	228	454	379
Internal costs	2,251	2,105	4,292	4,313
Stock based compensation	405	284	699	775

Total research and development expenses	$7,608	$5,246	$15,461	$10,175

In the preceding table, research and development expenses are set forth in the following eight categories:

• Marketed Products— Expenses for the three months ended June 30, 2007 increased $36,000 compared to the same period in 2006 due to increased spending in Vusion related to Phase 4 commitments, offset in part by decreased spending for Solagé related to the 2006 label supplement filing fee. Expenses for six months ending June 30, 2007 compared to the same period in 2006 increased $0.4 million due to increased spending for Vusion and Xolegel primarily related to phase 4 commitments offset by decreased spending for Solagé.

• Hyphanox— Expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 increased $1.4 million primarily due to costs related to our Phase 3 clinical study in toenail onychomycosis. Expenses for six months ended June 30, 2007 compared to the six months ended June 30, 2006 increased $3.1 million primarily due to our Phase 3 clinical study in toenail onychomycosis.

• Rambazole— Expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 increased $0.3 million primarily related to the costs of Phase 2b study in psoriasis, manufacturing development and pre-clinical studies. Expenses for six months ended June 30, 2007 compared to the six months ended June 30, 2006 increased $1.4 million primarily due to the costs of the Phase 2b study in psoriasis.

• Pramiconazole— Pramiconazole expenses for the three months ended June 30, 2007 compared to the same period in 2006 increased $0.5 million, primarily due to costs related to the Phase 1 dose escalation pharmacokinetic study. Expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 increased $0.7 million primarily due to costs related to the Phase 1 dose escalation study and the Phase 2b study in tinea versicolor in early 2007.

• Liarozole— Our costs for Liarozole for three months ended June 30, 2007 decreased by $0.2 million compared to 2006 due to the completion of enrollment in our Phase 2/3 trial for the treatment of lamellar ichthyosis. Expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 decreased $0.3 million due to the same reasons discussed above.

• Research and preclinical stage product costs—Our costs for research and preclinical stage products decreased by $8,000 for the three months ended June 30, 2007 compared to the same period in 2006 and increased $75,000 for the six months ended June 30, 2007 compared to the same period in 2006. This increase is primarily due to work under our new Belgian research grant. These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

• Internal costs— Internal research and development expenses, including personnel and related costs were $2.3 million for the second quarter 2007, as compared to $2.1 million in the corresponding period in 2006. The increase was personnel related costs in 2007. Expenses for six months ended June 30, 2007 were relatively flat as compared to the same period in 2006.

• Stock based compensation costs— Stock based compensation expenses were $0.1 million higher for the three months ended June 30, 2007, due to the timing of the annual incentive plan stock grants and stock options. Stock based compensation expenses were $0.1 million lower for six months ended June 30, 2007, related to lower stock values in 2007 compared to 2006.

We anticipate that research and development expenses will increase as we further advance our late stage product candidates through clinical development. In addition, we will begin to incur additional expenses for our mid-stage pipeline as we move toward larger and more expensive Phase 2 and Phase 3 trials and devote additional resources to our earlier stage research and preclinical projects. We plan to seek development partners to provide us with financial and personnel resources to further progress our product candidates. The pace of our development plans may be affected by our ability to enter into partnerships. We also expect our personnel and related expenses for research and development to remain at current levels or increase as necessary to support our development activities.

Selling, general and administrative expense. Selling, general and administrative expenses for the second quarter were $12.1 million compared with $10.0 million for the same quarter in 2006. This increase of $2.1 million over 2006 was primarily the result of $0.8 million increase in selling costs related to our Novartis co-promotion agreement, $1.0 million of additional spending on marketing in support of both Vusion and Xolegel, and $0.4 million related to the timing of the annual incentive grants. Selling, general and administrative expenses for the first six months of 2007 were $22.5 million compared with $17.5 million for the same period in 2006. This increase of $5.0 million was primarily the result of $2.3 million increase in selling costs related to our Novartis co-promotion agreement and the expansion of our U.S. sales force in the second quarter of 2006, and $2.6 million of additional spending on marketing in support of both Vusion and Xolegel.

Below is a summary of our selling, general, and administrative expenses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Selling, general and administrative expenses
Selling expenses	$3,923	$3,079	$7,121	$4,776
Commercial infrastructure and marketing	4,832	3,851	9,156	6,592
Corporate administrative	2,119	2,217	4,206	4,174
Stock based compensation	1,225	843	2,062	1,983

Total selling, general and administrative expenses	$12,099	$9,990	$22,545	$17,525

Selling expenses—Selling expenses for the three months ended June 30, 2007 increased $0.8 million compared to the same period in 2006 primarily due to selling costs related to the Novartis co-promotion agreement and the termination of our Canadian representatives. Selling expenses for the six months ended June 30, 2007 increased $2.3 million as compared to the same period in 2006 primarily due to selling costs related to the Novartis co-promotion agreement and the expansion of our U.S. sales force from 21 to 60 sales associates in the second quarter of 2006.

Commercial infrastructure and marketing—Commercial infrastructure and marketing expenses increased $1.0 million for the three months ended June 30, 2007 and $2.6 million for the six months ended June 30, 2007 as compared to the same periods in 2006 . The higher costs in 2007 reflect higher brand marketing and market research expenses in support of both Vusion and Xolegel compared to the same periods in 2006.

Corporate administrative expenses — Corporate administrative expenses totaled $2.1 million for the three months ended June 30, 2007, which represents an decrease of $0.1 million compared to the same period in 2006. Corporate administrative expenses for the six months ended June 30, 2007 and 2006 were unchanged at $4.2 million.

Stock based compensation—Stock based compensation expense was $0.4 million higher in the second quarter of 2007 compared to the same period in 2006, related to the timing of the annual incentive plan stock grants. For the six months ended June 30, 2007, stock based compensation was $0.1 million higher compared to the same period in 2006.

Interest income, net of interest expense. Interest income, net of expense, totaled $0.5 million for second quarter 2007, a decrease of $0.2 million as compared to the corresponding period in 2006. Interest income, net of expense, totaled $1.2 million for first six months of 2007, a decrease of $0.3 million compared to the corresponding period in 2006. These decreases were primarily due to lower cash, cash equivalents and marketable securities balances.

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of our convertible preferred stock, the proceeds from our initial public offering of common stock and our follow-on public offerings of common stock. We raised net proceeds of approximately $24.0 million from our public offering in September 2006, $36.0 million from our follow-on public offering in February 2005, $67.9 million from our initial public offering in May 2004, and we have issued preferred stock, including notes converted into preferred stock, for aggregate net cash proceeds of approximately $77.3 million. All of the preferred stock that we issued converted to common stock in connection with our initial public offering.

We have an outstanding equipment financing agreement with a third party for up to $1.5 million with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time we receive funding, we will enter into a promissory note with a term of 3 years, secured by the related fixed assets.

In June 2007, we entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of our commercial operations. We will make periodic borrowings and payments against the credit facility and considers the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of our accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. We will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total fees of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. We issued no stock warrants or other dilutive securities in conjunction with the creation of the credit facility. At June 30, 2007, we had outstanding borrowings under the facility of approximately $4.6 million.

Cash Flows. At June 30, 2007, we had $13.7 million in cash and cash equivalents, as compared to $11.1 million at December 31, 2006.

	June 30,
(in thousands)	2007	2006
Cash Flows
Net cash used in operating activities	$(26,468)	$(19,953)
Net cash provided by investing activities	24,268	26,436
Net cash provided by financing activities	4,737	7
Effect of exchange rate changes on cash and cash equivalents	64	(4)

Net increase in cash and cash equivalents	$2,601	$6,486

Cash used in operating activities for the first six months of 2007 was $26.5 million, mostly related to our net loss comprised of spending on research and development, commercial operations, corporate administration and working capital requirements offset in part by $2.8 million of non-cash stock compensation expense under stock based compensation, and options issued to non-employees. In the first six months of 2006, cash used in operating activities was $20.0 million mostly related to our spending on research and development, commercial operations, corporate administration and working capital requirements offset in part by $2.8 million of non-cash stock compensation expense under stock based compensation, and options issued to non employees.

Cash provided by investing activities for the six months ended June 30, 2007 and 2006 was $24.3 million and $26.4 million, respectively. This is primarily attributable to net proceeds from the sale of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.

Net cash provided by financing activities for the six months ended June 30, 2007 was $4.7 million, primarily related to borrowings under the revolving credit facility offset in part by repayment of notes payable. Net cash provided by financing activities for the six months ended June 30, 2006 was $7,000, primarily related to proceeds from employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan offset in part by repayments of our notes payable.

We expect that our existing cash and marketable securities at June 30, 2007 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for the next twelve months. Our expectation is based on our internal financial forecasts rather than historical cash burn rates. Our net cash and marketable securities usage for the quarter ended June 30, 2007 was $8.8 million. For the second half of the year, our expected quarterly net loss and cash burn should decline in line with our expected quarterly increases in revenues and gross margin. We currently have no additional commitments or arrangements, other than borrowings under the Merrill Lynch credit facility, for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium and a wholly owned subsidiary, Barrier Therapeutics Canada Inc., which is located in Toronto, Canada. Except for funding being received under our grant from a Belgian governmental agency, which is denominated in Euros and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Our Canadian subsidiary, Barrier Therapeutics Canada, Inc. became operational in the third quarter of 2005. While we expect that there will be some income from sales of products during the next six months which will be denominated in Canadian dollars, most of the funding for these operations will also come from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and information is accumulated and communicated to management. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our business faces significant risks, including those described below. We update and include our risk factors in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Risk Factors which are new or which have been substantially changed from those set forth in our last periodic report have been marked with an asterisk immediately following the heading of such risk factor.

Risks Related to Our Financial Results and Need for Additional Financing

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

Since our inception in September 2001, we have incurred significant operating losses and, as of June 30, 2007, we had an accumulated deficit of $235.3 million. We currently market three pharmaceutical products in the United States: Xolegel, Vusion and Solagé. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase in the foreseeable future as we:

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

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $37.1 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements and debt obligations for the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, commercialize our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

In particular, a key part of our business strategy is to enter into collaborative licensing arrangements to provide funding for the development and commercialization of our product candidates. Currently, we are seeking these arrangements for our Pramiconazole and Rambazole product candidates. If we are unable to enter into these types of arrangements or unable to do so in a timely manner, the development of one or more of our product candidates may be delayed or possibly discontinued.

We may continue to seek additional capital through public or private equity offerings, or debt financings. Adequate financing may not be available on terms acceptable to us, if at all.

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

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

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

For example, the FDA has placed our Liarozole and oral Rambazole product candidates on clinical hold. Moreover, due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further development of this product candidate on hold. We have no plans for the further development of Liarozole.

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

We may need or elect to alter the formulations of our product candidates which would increase the time and expense of development and could require us to repeat pre-clinical or clinical studies.

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

Government authorities in the United States and foreign countries extensively regulate the development, testing, manufacture, distribution, marketing and sale of our product candidates and our ongoing research and development activities. Our failure to receive regulatory approval or failure to receive regulatory approval within the anticipated timeframe, for our product candidates could significantly adversely affect future revenues.

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

This risk is particularly applicable to our oral and topical Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents, or RAMBAS. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in an increased presence of the body’s own retinoic acid. Since this is designed to provide similar therapeutic benefits of synthetic retinoid therapy, the FDA and foreign regulatory authorities may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our Liarozole product candidate, which is also a RAMBA, and oral Rambazole product candidate, on clinical hold. Due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further development of this product candidate on hold. Since, the active ingredient of our topical Rambazole product candidate is the same as oral Rambazole, we may experience a longer and more expensive regulatory process for this product candidate, as well.

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

The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. In the United States, we have three FDA approved products: Xolegel, Vusion and Solagé. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Xolegel, Vusion and Solagé, or any of our future products may require significant resources and may never be successful. Our most advanced product candidate, Hyphanox, contains the same active ingredient, itraconazole, as that contained in other branded and generic products currently on the market. Consequently, even if Hyphanox is approved by the FDA, we may not be able to achieve or maintain market acceptance of this product.

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

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Approximately 87% of our product revenues in the six months ended June 30, 2007 were from these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.

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

Foreign governments tend to impose strict price controls, which may adversely affect our future revenues.

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

For example, although our Vusion product candidate, which we market under the name “Zimycan” in Belgium, has received marketing approval from several countries in Europe, our distributor has not launched that product in many of those countries, due to the inability to obtain acceptable pricing. This product might not be launched in any country in which we are not able to obtain pricing approval at a satisfactory level. In addition, due to unfavorable pricing practices in Canada we are discontinuing our commercial activities in that country.

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

We do not have any manufacturing facilities and we have limited manufacturing experience. We rely on third-party contract manufacturers to produce the products that we commercialize and use in our clinical trials. If we are unable to retain our current, or engage additional, contract manufacturers, we will not be able to conduct our clinical trials or sell any products for which we receive regulatory approval. The risks associated with our reliance on contract manufacturers include the following:

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

•

The composition of matter patent covering the formulation of our Vusion product is scheduled to expire on March 27, 2008, meaning that competitors who obtain the requisite regulatory approval can offer a product with the same formulation following the expiration of our Hatch Waxman marketing exclusivity in February 2009. Although we have submitted an application for patent term extension until March 2012, it is possible that the USPTO could reject that application or grant an extension for a shorter period of time.

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

Under our principal license agreements, neither Johnson & Johnson nor any of its affiliates is restricted from developing or acquiring products that may address similar indications as our products or otherwise compete with our products. We have the sole right to commercialize any product candidate based on intellectual property licensed to us under these agreements that we elect to commercialize ourselves or with the assistance of a contract sales organization. In other circumstances, however, Johnson & Johnson and any of its affiliates has a right of first negotiation for the commercialization of our product candidates based on such intellectual property. The rights of first negotiation for the commercialization of our product candidates can be exercised on a territory-by-territory basis. This negotiation may extend for up to 180 days, which may delay our commercialization efforts or hinder our ability to enter into development, commercialization and distribution agreements.

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

Our operations may be impaired unless we can successfully manage our growth.

As of June 30, 2007, we had 95 full-time employees. During 2006, we expanded our sales force to approximately 60 sales representatives, about one-third of whom were Barrier employees and two-thirds of whom were employees of a third party contract sales organization, inVentiv Health, Inc. We currently in the process of converting our sales force to be entirely Barrier employees. This type of expansion may place a significant strain on our management and operational resources. To manage this and any further growth, we will be required to continue to improve existing, and implement additional systems, procedures and controls, and hire, train and manage these additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our sales force consists of relatively newly hired employees. Turnover in our sales force or marketing team could adversely affect product sales growth.

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

Each of our marketed products competes, and if approved each of our product candidates will compete, for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our marketed products are:

•

For Xolegel, in the treatment of seborrheic dermatitis, Nizoral from Janssen, Desowen from Galderma S.A., Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each and Extina from Steifel Laboratories, Inc.

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

We believe the primary competition for our later stage product candidates in development are:

•

For Hyphanox and Pramiconazole, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and generic manufacturers, and Penlac from Dermik Laboratories.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its annual stockholders meeting on June 6, 2007.

(b)	The following directors were elected as Class III directors: Srinivas Akkaraju, Robert E. Campbell and Geert Cauwenbergh, Ph.D. The term of the following directors continued after the meeting: Carl W. Ehmann, M.D., Peter Ernster, Carol Raphael, Edward L. Erickson, Charles F. Jacey, Jr., and Nicholas J. Simon III.

(c)	There were present at the meeting, either in person or by proxy, 23,030,692 shares of common stock, out of a total number of 29,363,128 shares of common stock issued and outstanding and entitled to vote at the meeting.

(d)	The stockholders voted for each of the proposals as follows:

Proposals:	Shares Voted For	Shares Voted Against	Shares Withheld
Election of Srinivas Akkaraju, MD	22,303,976	-0-	726,716
Election of Robert E. Campbell	22,716,619	-0-	314,073
Election of Geert Cauwenbergh, PhD	22,888,983	-0-	141,709

	Shares Voted For	Shares Voted Against	Abstained
Appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007	22,913,715	113,010	3,966

(e)	The Company’s definitive proxy materials were filed with the SEC on May 3, 2007 and the Company’s Annual Report on Form 10-K was filed with the SEC on March 12, 2007.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1(1)	Supply Agreement, dated July 12, 2007 by and between the Registrant and Abbott GmbH & Co., KG

10.2	Credit and Security Agreement, dated June 29, 2007 by and between the Registrant and Merrill Lynch Capital

10.3	Revolving Loan Note, dated June 29, 2007 by and between the Registrant and Merrill Lynch Capital

10.4	Ownership Pledge, Assignment and Security Agreement, dated June 29, 2007 by and between the Registrant and Merrill Lynch Capital

10.5	Employment Agreement, dated May 16, 2007 by and between the Registrant and Dr. Shroot filed as an exhibit to the Registrant’s current report on Form 8-K on May 16, 2007.

10.6	Letter Agreement, dated June 14, 2007 by and between the Registrant and Charles T. Nomides filed as an exhibit to the Registrant’s current report on Form 8-K on June 18, 2007.

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

31.3*	Certification of principal accounting officer required by Rule 13a-14(a).

32.1º	Section 1350 Certification of principal executive officer.

32.2º	Section 1350 Certification of principal financial officer.

32.3º	Section 1350 Certification of principal accounting officer.

1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.
*	Filed herewith.
º	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

August 8, 2007	By	GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D.
Chief Executive Officer (Principal Executive Officer)

	By	ANNE M. VANLENT
Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

	By	DENNIS P. REILLY
Dennis P. Reilly
Vice President Finance (Principal Accounting Officer)