Form 10-Q
period 2007-09-30
BARRIER THERAPEUTICS INC
filed 2007-11-07
CIK 1173657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2007
Common Stock, par value $.0001	35,003,739 Shares

BARRIER THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the trend of operating losses and the reasons for those losses;

•	the commercialization of our products, particularly our Xolegel® , Vusion® and Solagé® products;

•	the future commercialization of any of our product candidates, if approved;

•	the market success of our products and anticipated revenues associated with those products;

•	our plans to in-license or acquire dermatological products for marketing;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox™, Rambazole™, Pramiconazole and Hivenyl™ product candidates;

•	our plans to secure arrangements to help fund the development of Pramiconazole and Rambazole;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•	the potential safety or efficacy profiles anticipated for any of our product candidates;

•	the timing of filing for regulatory approvals with governmental agencies; and

•	other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those items set forth in Part II, Item 1A under the heading “Risk Factors”, our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products, and product candidates if approved, and generate revenues;

•	enter into development arrangements for Pramiconazole and Rambazole;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies; and

•	accurately estimate prescription demand, inventory levels, rebates, product returns and other financial related data from third parties in our revenue recognition process.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$47,074	$11,061
Marketable securities	8,738	47,823
Receivables, net of allowances of $532 and $102, respectively	7,928	1,839
Finished goods inventories, net	827	1,179
Prepaid expenses and other current assets	3,140	1,842

Total current assets	67,707	63,744
Property and equipment, net	740	873
Product rights, net	2,165	2,429
Other assets	290	135

Total assets	$70,902	$67,181

Liabilities and stockholders’ equity
Current liabilities:
Borrowings under credit facility	$7,250	$—
Notes payable, current portion	210	345
Accounts payable	5,964	5,618
Accrued expenses	13,279	7,286
Deferred revenue	471	430
Other current liabilities	11	9

Total current liabilities	27,185	13,688
Notes payable, long-term portion	167	280
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 35,003,739 issued and outstanding at September 30, 2007; and 29,197,974 issued and outstanding at December 31, 2006	4	3
Additional paid-in capital	291,542	257,649
Accumulated deficit	(247,757)	(204,158)
Accumulated other comprehensive loss	(239)	(281)

Total stockholders’ equity	43,550	53,213

Total liabilities and stockholders’ equity	$70,902	$67,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Net product revenues	$7,504	$1,963	$14,048	$3,383
Other revenues	21	153	321	286

Total revenues	7,525	2,116	14,369	3,669

Costs and expenses:
Cost of product revenues	622	351	1,726	1,050
Research and development	6,684	6,274	22,145	16,449
Selling, general and administrative	12,938	8,884	35,483	26,408

Total operating expenses	20,244	15,509	59,354	43,907

Loss from operations	(12,719)	(13,393)	(44,985)	(40,238)
Interest income	344	749	1,539	2,284
Interest expense	(122)	(14)	(153)	(48)

Net loss before cumulative effect of change in accounting principle	(12,497)	(12,658)	(43,599)	(38,002)
Cumulative effect of change in accounting principle	—	—	—	57

Net loss	$(12,497)	$(12,658)	$(43,599)	$(37,945)

Basic and diluted net loss before and after cumulative effect of change in accounting principle	$(0.41)	$(0.50)	$(1.48)	$(1.55)

Weighted-average shares outstanding—basic and diluted	30,324,575	25,097,056	29,543,617	24,437,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2007	2006
Operating activities
Net loss	$(43,599)	$(37,945)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	344	393
Amortization of product rights	264	263
Stock based compensation expense	4,065	3,789
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,298)	(713)
Finished goods inventories	352	(453)
Receivables	(6,089)	152
Accounts payable and accrued expenses	6,339	3,258
Deferred revenue	41	(157)
Other, net	(153)	2

Net cash used in operating activities	(39,734)	(31,411)
Investing activities
Purchase of fixed assets	(211)	(322)
Purchase of marketable securities	(25,145)	(35,923)
Maturities of marketable securities	64,219	63,653

Net cash provided by investing activities	38,863	27,408
Financing activities
Borrowings under credit facility	7,250	—
Repayment of notes payable	(248)	(287)
Proceeds from exercise of stock options and other benefit plans	379	366
Proceeds from issuance of common stock, net	29,450	24,023

Net cash provided by financing activities	36,831	24,102
Effect of exchange rate on cash and cash equivalents	53	(9)

Net increase in cash and cash equivalents	36,013	20,090
Cash and cash equivalents, beginning of period	11,061	16,891

Cash and cash equivalents, end of period	$47,074	$36,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies

Organization, Description of Business and Basis of Presentation

Barrier Therapeutics, Inc. (the “Company”) is a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. The Company currently markets three prescription pharmaceutical products in the United States. The Company promotes its marketed products through its specialty sales force consisting of approximately 60 sales representatives. The Company has an extensive product pipeline that includes product candidates in Phases 2 and 3 of clinical development.

Since inception, the Company has relied primarily upon the sale of equity securities to fund operations, through the Company’s initial public offering in April 2004 and follow-on public offerings in February 2005, September 2006 and September 2007. The Company believes that its existing resources should be sufficient to meet its capital and liquidity requirements for at least the next 12 months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization activities. Even if the Company succeeds in developing and commercializing additional product candidates, it may never generate sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended September 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Consolidation

The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company uses revenue recognition criteria in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” and Statement of Financial Accounting Standards No 48 (“FAS 48”) “Revenue Recognition When Right of Return Exists.” Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Net Product Revenue. The Company sells its products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.

At the time of a new product launch, the Company utilizes a pull-through sales method which recognizes revenue based upon estimated prescription demand provided by third party research and based upon its estimate of inventory in the distribution channel. The Company recognizes revenue to the extent that inventory levels in the distribution channel are within an acceptable range, less than three months, based upon the data the Company has received from third party market research and defers revenue if such inventory levels exceed the acceptable range. Estimates of the amount of returns and discounts for new products is based upon specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. The Company utilizes the pull through method until the Company has sufficient historical experience to estimate returns specific to its product, at which point the Company recognizes revenue when title to the inventory transfers to the wholesaler, net of estimated product returns and discounts. The Company monitors its inventory levels at its wholesalers and pharmacies to ensure such levels remain within an acceptable range. The Company’s estimate of inventory at wholesalers and pharmacies is determined based upon historical sales, inventory data provided to it by wholesalers, and from third party market research that tracks prescription trends and patient demand.

The Company records product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, patient discount cards/coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, coupons, and Medicaid rebates, the Company makes significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

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

•

Patient Discount Cards/Coupons—From time to time the Company offers patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. The Company reimburses retail pharmacies for the cost of these products through a third party administrator. The Company recognizes the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, the Company must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. The Company bases estimates on the historic redemption rates the Company receives from third party administrators, which detail historic patterns. The Company maintains an accrual for unused patient discount cards/coupons based on inventory in the distribution channel and historical redemption rates and adjusts this accrual whenever changes in such redemption rates occur.

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

Other Revenue. Contract revenues include license fees, royalties and other payments associated with collaborations with third parties. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

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

The Company currently has a full valuation allowance recorded against its net deferred tax assets and has not recognized any benefits from tax positions in earnings. Accordingly, the adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial statements.

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. Because the Company has not recorded a liability at September 30, 2007, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

Recently Issued Accounting Principles

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. This Issue is effective for the Company beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. The Company does not expect this consensus will have a material effect on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. This statement is effective for the first fiscal year beginning after November 15, 2007. The Company is evaluating the potential impact of this accounting pronouncement and does not expect it to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is evaluating the potential impact of this accounting pronouncement and does not expect it to have a material effect on our consolidated financial statements.

2.	Stock Compensation

At September 30, 2007, the Company had two stock compensation plans, which are described more fully in Note 8 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2006. These plans include the 2004 Stock Incentive Plan (the “2004 Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The 2004 Plan allows the Company to offer shares of its common stock to key employees, directors, advisors and consultants pursuant to option grants, stand-alone stock appreciation rights, direct stock issuances and other stock based awards. The ESPP allows eligible employees the opportunity to acquire shares of the Company’s common stock at periodic intervals through accumulated payroll deductions.

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the date of grant. Stock options generally vest over three to four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. The fair value of the options was estimated using the Black Scholes pricing model as described in detail in Note 8 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2006.

The fair value of the options for the three-month period ended September 30, 2007 and 2006 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended September 30,
	2007	2006
Risk-free interest rate	4.56%	4.85%
Dividend yield	0%	0%
Expected life	6.1 years	6.1 years
Volatility	61.4%	67.0%

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

Stock based compensation expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Research and Development	$361	$277	$1,060	$1,053
Selling, General and Administrative	897	671	3,005	2,736

Total Stock Based Compensation Expense	$1,258	$948	$4,065	$3,789

3.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(12,497)	$(12,658)	$(43,599)	$(37,945)
Foreign currency translation	(10)	(6)	53	(9)
Change in unrealized net gain/(loss) on marketable securities	(14)	63	(11)	138

Comprehensive loss	$(12,521)	$(12,601)	$(43,557)	$(37,816)

Accumulated other comprehensive loss is comprised of the cumulative translation adjustment and unrealized net losses on marketable securities.

4.	Credit Facility

In June 2007, the Company entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of its commercial operations. The Company will make periodic borrowings and payments against the credit facility and considers the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of its accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. The Company will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total direct expenses associated with obtaining the credit facility, including the 1% commitment fee, of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. At September 30, 2007, outstanding borrowings under the facility were approximately $7.3 million.

5.	Segments

The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States, Canada and Belgium.

The following table presents financial information by product for the three and nine-month periods ended September 30, 2007 and 2006:

(in thousands)	Three months ended September 30		Nine months ended September 30
Net Revenues	2007	2006	2007	2006
Vusion	$5,559	$1,507	$10,241	$2,096
Xolegel	1,400	—	2,652	—
Other Products	545	456	1,155	1,287

Total Net Product Revenues	7,504	1,963	14,048	3,383
Other Revenues	21	153	321	286

Total Net Revenues	$7,525	$2,116	$14,369	$3,669

Revenue within the United States represents approximately 95% of total revenue for both the three months and the nine months ended September 30, 2007.

The following table presents financial information based on geographic location of the facilities of the Company for the three and nine month periods ended September 30, 2007 and 2006:

(in thousands)	Three months ended September 30		Nine months ended September 30
Net Loss	2007	2006	2007	2006
U.S.	$(11,420)	$(10,600)	$(38,275)	$(30,924)
International	(1,077)	(2,058)	(5,324)	(7,021)

Total net loss	$(12,497)	$(12,658)	$(43,599)	$(37,945)

The following tables present financial information based on geographic location of the facilities of the Company for the as of September 30, 2007 and December 31, 2006:

(in thousands)
Total Assets	September 30, 2007	December 31, 2006
United States	$69,351	$65,670
International	1,551	1,511

Total Assets	$70,902	$67,181

Property and equipment, net	September 30, 2007	December 31, 2006
United States	$550	$674
International	190	199

Total property and equipment, net	$740	$873

6.	Canadian Operations

During the second quarter of 2007, the Company decided to cease commercial operations in Canada as a result of continued pricing pressure on prescription products in Canada. The Company does not plan to continue to supply customers with products from existing inventories after December 31, 2007, after which time results from Canadian operations will be reclassified as discontinued operations.

For the third quarter of 2007, income from Canadian operations was $21,000, compared with a loss of $0.5 million reported for the third quarter 2006. For the nine months ended September 30, 2007, loss from Canadian operations was $1.6 million, compared with $1.9 million reported for the same period in 2006. Third quarter 2007 results included the recognition of $0.2 million of previously deferred revenue.

7.	Commitments and Contingencies

In July 2004, the Company entered into an agreement with Janssen Pharmaceutica, NV under which the Company committed to purchase €1.0 million (approximately $1.4 million) of inventory within the two-year period ending July 2008. To date the Company purchased approximately $0.2 million related to this agreement. The Company monitors this commitment periodically against sales projections. In addition, management is in communication with Janssen and expects to extend the timeframe or otherwise restructure this obligation. If the Company is unable to extend the timeframe or restructure the commitment, the Company may be required to record an accrual for the termination of the purchase commitment in the future.

8.	Sale of Common Stock

On September 21, 2007, the Company entered into a placement agency agreement with J.P. Morgan Securities Inc. pursuant to which the Company issued and sold an aggregate of 5,547,870 registered shares of its common stock at $5.75 per share, through a registered direct offering. On September 21, 2007, the Company also entered into an Engagement Letter with Pacific Growth Equities, LLC to serve as financial advisor. Aggregate net proceeds were approximately $29.5 million after deducting estimated fees and expenses associated with the offering.

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

Overview

We are a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. We currently market three prescription pharmaceutical products in the United States. We promote our marketed products through our specialty sales force consisting primarily of approximately 60 sales representatives. We have an extensive product pipeline that includes product candidates in Phases 2 and 3 of clinical development.

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

•

Xolegel® (ketoconazole, USP) 2% Gel: a topical gel for the treatment of seborrheic dermatitis, a type of eczema characterized by inflammation and scaling of the skin, principally of the scalp, face and trunk.

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

Our three most advanced product candidates are:

•

Hyphanox™: an oral tablet formulation of itraconazole, an antifungal agent that we are developing for the treatment of onychomycosis, commonly known as toenail fungus. We are currently conducting a Phase 3 pivotal clinical trial for Hyphanox to test once daily dosing of one 200 mg tablet in the treatment of toenail onychomycosis.

•

Pramiconazole: an oral liquid formulation of pramiconazole, a novel antifungal agent that we are developing as a treatment for skin and mucosal fungal infections. In March 2007 we announced positive results from our Phase 2b dose finding clinical trial in tinea versicolor. In addition, we are currently conducting a Phase 2a clinical trial in onychomycosis. In October 2007, we announced positive data from this ongoing trial.

•

Oral Rambazole™: an oral formulation of Rambazole, a drug from a novel class of molecules known as retinoic acid metabolism blocking agents, which we are developing for the treatment of psoriasis. In July 2007 we announced positive results from our Phase 2b dose-ranging trial with Rambazole in psoriasis.

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

At the time of a new product launch, we utilize a pull-through sales method which recognizes revenue based upon estimated prescription demand provided by third party research and based upon our estimate of inventory in the distribution channel. We recognize revenue to the extent that inventory levels in the distribution channel are within an acceptable range, less than three months, based upon the data we have received from third party market research and defer revenue if such inventory levels exceed an acceptable range. Estimating the amount of returns and discounts for new products is based upon specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. We utilize the pull through method until we have sufficient historical experience to estimate returns specific to our product, at which point we recognize revenue when title to the inventory transfers to our customer, net of estimated product returns and discounts. We monitor our inventory levels at our wholesalers and pharmacies to ensure such levels remain within an acceptable range. Our estimate of inventory at wholesalers and pharmacies is determined based upon historical sales, inventory data provided to us by wholesalers, and from third party market research that tracks prescription trends and patient demand.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, patient discount cards/coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, customer rebates and Medicaid rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

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

We have committed to make future minimum payments to third parties for certain product inventories. The minimum purchase commitments total $8.6 million as of September 30, 2007, the majority of which relate to Vusion and Xolegel. We expect to fully utilize these contracts. In addition, we have an agreement with Janssen Pharmaceutica, NV under which we committed to purchase €1.0 million (approximately $1.4 million) of inventory within the two-year period ending July 2008. To date we purchased approximately $0.2 million, related to this agreement. We monitor this commitment periodically against sales projections. In addition, management is in communication with Janssen and expects to extend the timeframe or otherwise restructure this obligation. If we are unable to extend the timeframe or restructure the commitment, we may be required to record an accrual for the termination of the purchase commitment.

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

We currently have a full valuation allowance recorded against our net deferred tax assets and have not recognized any benefits from tax positions in earnings. Accordingly, the adoption of the provisions of FIN 48 did not have a material impact on our financial statements.

We will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of operations in any future periods in which we must record a liability. Because we have not recorded a liability at September 30, 2007, there is no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

We are no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

Recently Issued Accounting Principles

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We do not expect this consensus will have a material effect on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. This statement is effective for the first fiscal year beginning after November 15, 2007. We are evaluating the potential impact of this accounting pronouncement and do not expect it to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We are evaluating the potential impact of this accounting pronouncement and do not expect it to have a material effect on our consolidated financial statements.

Results of Operations

Three and nine month periods ended September 30, 2007 and September 30, 2006

Net Revenues. Net Revenues are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net product revenues	$7,504	$1,963	$14,048	$3,383
Other revenue	21	153	321	286

Total net revenues	$7,525	$2,116	$14,369	$3,669

Total net revenue for the quarter was $7.5 million, an increase of $5.4 million as compared to the same period in 2006. Total net revenue for the nine months ended September 30, 2007 was $14.4 million, an increase of $10.7 million compared to the same period in 2006. Total net revenues increased during this quarter and the nine month period ended September 30, 2007, primarily due to the U.S. sales of Vusion and Xolegel which were launched in second and fourth quarters of 2006, respectively. We expect product revenues to continue to increase in the near future based on acceptance of our price increases, the switch to a larger higher priced 50 gram tube of Vusion, and recent prescribing trends based on third party data we receive. In addition, we plan to continue our marketing efforts, including:

•	our national direct to consumer promotional campaign for Vusion, and

•	our co-promotion with Novartis Consumer Health, Inc. for Vusion, which has:

•	expanded our ability to reach pediatricians with this product in the U.S., and

•	increased the sales call frequency for Xolegel to dermatologists, the primary prescribers for the product.

Total net revenue within the United States represents approximately 95% of total net revenue for both the three months and the nine months ended September 30, 2007.

Net Product Revenues. Included in the current quarter is $7.5 million of net product revenue from the U.S. sales for Vusion, Xolegel and Solagé and Canadian sales of Solagé, Vaniqa and Denavir as compared to $2.0 million for the same period in 2006. Included in the first nine months is $14.0 million of net product revenue from the U.S. sales for Vusion, Xolegel and Solagé and Canadian sales of Solagé, Vaniqa and Denavir as compared to $3.4 million for the same period in 2006.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net product revenue
Vusion	$5,559	$1,507	$10,241	$2,096
Xolegel	1,400	—	2,652	—
Other	545	456	1,155	1,287

Total net product revenue	$7,504	$1,963	$14,048	$3,383

Gross-to-Net Product Revenue Adjustments. We recognize product revenues net of allowances and accruals for estimated cash discounts, wholesaler fees, rebates, product returns and chargeback discounts. Cash discounts deductions reflect prompt payment term discounts extended to our customers. Wholesaler service fees are fees paid to our U.S. wholesalers for distribution services. Allowance for sales returns are based on our historical returns history. Rebate deductions reflect estimates of coupon discounts and Medicaid rebates based on historical payment data and estimates of future Medicaid beneficiary utilization.

The following table summarizes our gross-to-net revenue deductions:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Gross-to-net product revenue
Gross product revenue	$12,878	$2,119	$24,197	$3,927
Cash discounts and wholesaler fees	(865)	(38)	(1,231)	(161)
Medicaid rebates	(3,522)	(82)	(7,343)	(126)
Other rebates and reserves	(987)	(36)	(1,575)	(257)

Total net product revenue	$7,504	$1,963	$14,048	$3,383

The allowances for cash discounts, sales returns and doubtful accounts are classified net against trade receivables and totaled $0.2 million, $0.2 million and $0.1 million at September 30, 2007, respectively. We recognize bad debt expense in selling, general and administrative expenses. Accruals for state coupon rebates, Medicaid rebates and wholesaler fees are included in accrued liabilities. Medicaid rebates increased during 2007 reflecting high levels of rebates owed to states as a result of higher sales volumes and higher rebate amounts due to price increases. The following table is a roll forward of our accruals for Medicaid rebates and wholesaler fees:

(in thousands) Allowances	State Medicaid	Wholesaler Fees
December 31, 2006	$571	$135
Additional accruals	7,343	692
Actual payments	(2,600)	(196)

September 30, 2007	$5,314	$631

Deferred Revenue of $0.5 million at September 30, 2007 primarily reflects deferral of revenue related to the Belgian research grant and some Canadian sales. Deferred revenue of $0.4 million at December 31, 2006, primarily reflects the deferral of sales related to the Xolegel launch in the U.S. along with some Canadian sales.

Other Revenues. Grant revenues were absent in the third quarter of 2007. Grant revenues in the third quarter 2006 were $0.1 million from a Belgium research grant. Grant revenues for the nine months ended September 30, 2007 were $0.3 million related to the Belgian research grant. We had contract revenue in the three and nine months ended September 30, 2007 of $41,000 and $45,000, respectively. This 2007 contract revenue is related to a co-promotion in Canada. During the three and nine months ended September 30, 2006, we recognized revenue related to commercial contracts of $0.1 million and $0.3 million, respectively. This 2006 contract revenue represents payments for certain product rights and were amortized over the estimated service period. We currently have no deferred contract revenue to be recognized in future quarters.

We estimate total revenue in the fourth quarter will be approximately $7.6 to $10.6 million. This, combined with the $14.4 million of revenue in the first nine months of 2007, would bring our full year estimated revenue to $22.0 million to $25.0 million.

Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, amortization expenses related to Solagé was $0.6 million for the quarter as compared to $0.4 million for the same period in 2006. In both the second quarter of 2007 and 2006, we recorded a $0.2 million reserve related to Canadian inventory and European inventory, respectively. Total cost of product revenues for the nine months ended September 30, 2007 were $1.7 million compared to $1.0 million for the same period in 2006.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Cost of product revenue
Manufacturing costs, distribution expenses	$534	$263	$1,298	$619
Inventory obsolescence reserves	—	—	165	168
Amortization of product rights	88	88	263	263

Total cost of product revenue	$622	$351	$1,726	$1,050

Research and Development Expenses.

Total research and development expenses during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased $0.4 million, and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 increased $5.7 million, primarily due to increased project spending during 2007.

Below is a summary of our research and development expenses:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Marketed Products	$477	$845	$2,018	$1,984
Hyphanox	2,486	680	6,639	1,701
Rambazole	235	842	2,604	1,837
Pramiconazole	505	833	2,013	1,603
Liarozole	126	615	571	1,400
Research and earlier stage products costs	185	213	639	590
Internal costs	2,309	1,969	6,601	6,281
Stock based compensation	361	277	1,060	1,053

Total research and development expenses	$6,684	$6,274	$22,145	$16,449

In the preceding table, research and development expenses are set forth in the following eight categories:

• Marketed Products— Expenses for three months ended September 30, 2007 decreased $0.4 million compared to the same period in 2006 due to lower spending for Xolegel and Vusion offset by higher Solagé costs. Most of the decrease was related to Xolegel expenses in 2006 including stability and manufacturing costs which related to our commercial launch and post approval commitments. Expenses for nine months ending September 30, 2007 were comparable to the same period in 2006.

• Hyphanox— Expenses in the three and nine month periods ended September 30, 2007 compared to the corresponding period in 2006 increased $1.8 million and $4.9 million, respectively, primarily due to costs related to our ongoing Phase 3 clinical study in toenail onychomycosis.

• Rambazole— Expenses in the three months ended September 30, 2007 compared to the same period in 2006 decreased $0.6 million primarily due to the completion of our Phase 2b study in psoriasis earlier in 2007. Expenses for nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 increased $0.8 million primarily due to the costs of the Phase 2b study in psoriasis which fully enrolled December 30, 2006 and completed in the second quarter of 2007.

• Pramiconazole— Pramiconazole expenses for three months ended September 30, 2007 compared to the same period in 2006 decreased $0.3 million, primarily due to the decrease in pharmaceutical formulation development costs from 2006 offset in part by costs related to the Phase 1 dose escalation study currently underway. Expenses for nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 increased $0.4 million primarily due to costs related to the ongoing Phase 1 dose escalation study and the Phase 2b study in tinea versicolor which fully enrolled in early 2007.

• Liarozole— Our costs for Liarozole for three months and nine months ended September 30, 2007 decreased by $0.5 million and $0.8 million, respectively, as compared to the same periods 2006 due to the completion of our Phase 2/3 trial for the treatment of lamellar ichthyosis in April 2007.

• Research and earlier stage product costs—For both the three and nine month periods ended September 30, 2007, our costs for research and earlier stage products were comparable to the same periods in 2006. These expenses generally encompass direct expenses relating to the development of preclinical product candidates and the screening of molecules to identify new product candidates.

• Internal costs— Internal costs which include personnel, consulting, overhead and other administrative research and development related costs increased $0.3 million for both the three and nine months periods ended September 30, 2007 compared to the same periods in 2006, primarily due to slightly higher employee compensation costs.

• Stock based compensation costs— Stock based compensation expenses were $0.4 for the three months ended September 30, 2007, as compared to $0.3 million in the corresponding period in 2006. Stock based compensation expenses were $1.1 million for both the nine months ended September 30, 2007 and the nine months ended September 30, 2006.

We expect total research and development expenses for the fourth quarter to be $6.0 million to $7.0 million. Therefore, we expect total research and development spending for 2007 to be between $28.0 and $29.0 million. Fourth quarter research and development expenses are expected to consist primarily of continuing the ongoing Phase 3 trial for Hyphanox, the Phase 2a trial for Pramiconazole in nail fungus, and the non-clinical development work for Rambazole and supporting commercial operations with respect to post marketing studies and life-cycle management.

Selling, general and administrative expense. Selling, general and administrative expenses for the third quarter were $12.9 million compared with $8.9 million for the same quarter in 2006. This increase of $4.0 million over 2006 was primarily the result of a $0.8 million increase in selling costs related to our third party co-promotion services and $2.7 million of additional spending on marketing in support of Vusion. Selling, general and administrative expenses for the first nine months of 2007 were $35.5 million compared with $26.4 million for the same period in 2006. This increase of $9.1 million was primarily the result of $2.9 million increase in selling costs related to our Novartis co-promotion agreement and the expansion of our U.S. sales force in the second quarter of 2006, and $4.9 million of additional spending on marketing in support of both Vusion and Xolegel.

Below is a summary of our selling, general, and administrative expenses:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Selling, general and administrative expenses
Selling expenses	$4,134	$3,340	$10,999	$8,087
Brand marketing expenses	4,631	2,004	10,956	6,063
Commercial infrastructure	1,222	977	4,309	3,539
Corporate administrative	2,054	1,892	6,214	5,983
Stock based compensation	897	671	3,005	2,736

Total selling, general and administrative expenses	$12,938	$8,884	$35,483	$26,408

Selling expenses—Selling expenses for the three months ended September 30, 2007 increased $0.8 million compared to the same period in 2006 primarily due to selling costs related to the third party co-promotion services. Selling expenses for the nine months ended September 30, 2007 increased $2.9 million as compared to the same period in 2006 primarily due to selling costs related to the Novartis co-promotion agreement and the expansion of our U.S. sales force from 21 to 60 sales associates in the second quarter of 2006.

Brand marketing expenses—Brand marketing expenses increased $2.6 million for the three months ended September 30, 2007 and $4.9 million for the nine months ended September 30, 2007 as compared to the same periods in 2006 . The higher costs in 2007 reflect higher brand marketing in support of both Vusion and Xolegel, including our direct to consumer advertising campaign for Vusion, compared to the same periods in 2006.

Commercial infrastructure—Commercial infrastructure expenses increased $0.2 million for the three months ended September 30, 2007 and $0.8 million for the nine months ended September 30, 2007 as compared to the same periods in 2006. The higher costs in 2007 reflect higher costs associated with supporting the commercial organization.

Corporate administrative expenses — Corporate administrative expenses totaled $2.1 million for the three months ended September 30, 2007, which represents an increase of $0.2 million compared to the same period in 2006. Corporate administrative expenses for the nine months ended September 30, 2007 totaled $6.2 million, which represents an increase of $0.2 million compared to the same period in 2006.

Stock based compensation—Stock based compensation expense was $0.2 million higher in the third quarter of 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, stock based compensation was $0.3 million higher compared to the same period in 2006.

We expect selling, general and administrative expenses for the fourth quarter to be comparable to this past quarter, in the $12.5 million to $13.5 million range. We expect total selling, general and administrative expenses for 2007 to be between $48.0 and $49.0 million.

Interest income, net of interest expense. Interest income, net of expense, totaled $0.2 million for third quarter 2007, a decrease of $0.5 million as compared to the corresponding period in 2006. Interest income, net of expense, totaled $1.4 million for first nine months of 2007, a decrease of $0.9 million compared to the corresponding period in 2006. These decreases were primarily due to lower cash, cash equivalents and marketable securities balances and interest expense on debt.

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of our convertible preferred stock, the proceeds from our initial public offering of common stock and our follow-on public offerings of common stock. In our most recent follow-on public offering in September 2007, we issued and sold, through a registered direct offering, 5,547,870 shares of our common stock for net proceeds of approximately $29.5 million. Prior to that we raised net proceeds of approximately $24.0 million from our follow-on public offering in September 2006, $36.1 million from our follow-on public offering in February 2005 and $67.9 million from our initial public offering in May 2004. Prior to becoming a public company, we issued preferred stock, including notes converted into preferred stock. All of the preferred stock that we issued converted to common stock in connection with our initial public offering. Through all of these offerings we have raised an aggregate net cash proceeds of approximately $157.5 million.

The Company has an outstanding equipment financing agreement with a third party for up to $1.5 million with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time it receives funding, the Company will enter into a promissory note with a term of 3 years, secured by the related fixed assets.

In June 2007, we entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of our commercial operations. We will make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of our accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. We will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total fees of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. We issued no stock warrants or other dilutive securities in conjunction with the creation of the credit facility. At September 30, 2007, we had outstanding borrowings under the facility of approximately $7.3 million.

Cash Flows. At September 30, 2007, we had $47.1 million in cash and cash equivalents, as compared to $11.1 million at December 31, 2006.

	September 30,
(in thousands)	2007	2006
Cash Flows
Net cash used in operating activities	$(39,734)	$(31,411)
Net cash provided by investing activities	38,863	27,408
Net cash provided by financing activities	36,831	24,102
Effect of exchange rate changes on cash and cash equivalents	53	(9)

Net increase in cash and cash equivalents	$36,013	$20,090

Cash used in operating activities for the first nine months of 2007 was $39.7 million, mostly related to our net loss comprised of spending on research and development, commercial operations, corporate administration and working capital requirements offset in part by $4.1 million of non-cash stock compensation expense under stock based compensation, and options issued to non-employees. In the first nine months of 2006, cash used in operating activities was $31.4 million mostly related to our spending on research and development, commercial operations, corporate administration and working capital requirements offset in part by $3.8 million of non-cash stock compensation expense under stock based compensation, and options issued to non employees.

Cash provided by investing activities for the nine months ended September 30, 2007 and 2006 was $38.9 million and $27.4 million, respectively. This is primarily attributable to net proceeds from the sale of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $36.8 million, primarily related to proceeds from a registered direct offering in September 2007 with net proceeds of approximately $29.5 million and $7.3 million in borrowings under the revolving credit facility offset in part by repayment of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2006 was $24.1, primarily related to proceeds from a registered direct offering in September 2006 with net proceeds of approximately $24.0 million and proceeds from employee stock option exercises and purchase of common stock in our Employee Stock Purchase Plan offset in part by repayments of our notes payable.

We expect that our existing cash and marketable securities at September 30, 2007 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for the next twelve months. Our expectation is based on our internal financial forecasts rather than historical cash burn rates. Our net cash and marketable securities increase for the quarter ended September 30, 2007 was $18.7 million. For the fourth quarter of the year, our expected quarterly net loss and cash burn should decline in line with our expected quarterly increases in revenues and gross margin. We currently have no additional commitments or arrangements, other than borrowings under the Merrill Lynch credit facility, for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We may require additional funding in order to continue our commercialization efforts and our research and development programs. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization efforts;

•	the scope and results of our clinical trials;

•	potential acquisition or in-licensing of other products or technologies;

•	our ability to enter into development and marketing agreements for our more advanced product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities; and

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Most of our transactions are conducted in United States dollars, although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium and a wholly owned subsidiary, Barrier Therapeutics Canada Inc., which is located in Toronto, Canada. Except for funding being received under our grant from a Belgian governmental agency, which is denominated in Euros and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Our Canadian subsidiary, Barrier Therapeutics Canada, Inc. became operational in the third quarter of 2005. While we expect that there will be some income from sales of products during the next three months which will be denominated in Canadian dollars, most of the funding for these operations will also come from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Since our inception in September 2001, we have incurred significant operating losses and, as of September 30, 2007, we had an accumulated deficit of $247.8 million. We currently market three pharmaceutical products in the United States: Xolegel, Vusion and Solagé. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses and anticipate that our expenses may increase in the foreseeable future as we:

•	increase our sales and marketing activities to commercialize our products;

•	conduct additional clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	hire additional clinical, scientific, sales and marketing, management and compliance personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, technologies, marketed products or businesses.

We need to generate significant revenue to achieve profitability. We may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the foreseeable future.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

As of September 30, 2007, we had cash, cash equivalents and marketable securities of $55.8 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements and debt obligations for approximately the next 24 months. Other than our existing secured credit facility, we currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We will require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, commercialize our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our commercialization of our marketed products;

•	the costs of commercialization activities, including manufacturing, product advertising and marketing, sales and distribution, compliance, and related working capital needs;

•	the advancement and success of the development of our product candidates, including clinical trial results;

•	our ability to advance early stage compounds into clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities for our clinical trials;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs;

•	our ability to establish and maintain collaborative and other strategic arrangements; and

•	potential acquisition or in-licensing of other technologies, products or businesses.

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

Also, a key part of our business strategy is to seek to selectively acquire additional marketed or approved dermatological products. The acquisition of any such product would likely require upfront and near term milestone payments which would require additional cash resources.

We may continue to seek additional capital through public or private equity offerings, or debt financings. Adequate financing may not be available on terms acceptable to us, if at all.

If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing that we raise or additional equity we may sell may contain terms that are not favorable to us or our common stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it will be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. Lack of funding could adversely affect our ability to pursue our business. For example, if adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs or the commercialization of our marketed products.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.*

Variations in our quarterly operating results and cash flows are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain as we have only recently commenced our commercialization efforts. We currently only have three FDA-approved products: Solagé, Vusion and Xolegel. We cannot predict with certainty the timing or level of sales on these products in the future. In addition, our quarterly operating results and cash flows may fluctuate significantly depending on revenues and expenses related to our clinical development program, including clinical trials and research and development, entry into new collaborative licensing arrangements, events or milestones under, or termination of, current collaborative licensing arrangements, and regulatory approval activities. If our quarterly or annual sales or operating results fall below expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to continue to test or to sell our product candidates or the inability to commercialize any of our product candidates. For instance, we may discover that a product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved. The risk of clinical trial failure is even greater where the product candidate contains a new chemical entity, such as Pramiconazole, Rambazole and Hivenyl, and where the product candidate uses a novel or not fully known mechanism of action, such as Rambazole. Likewise, the risk of discovering harmful side effects is greater where the product candidate contains a new chemical entity.

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

Government authorities in the United States and foreign countries extensively regulate the development, testing, manufacture, distribution, marketing and sale of our product candidates and our ongoing research and development activities. Our failure to receive regulatory approval or failure to receive regulatory approval within the anticipated timeframe for our product candidates could significantly adversely affect future revenues.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Application fees for the approval of prescription drugs continues to increase. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not directly follow successful completion of Phase 2 clinical trials, as additional non-clinical and clinical trials may be required prior to initiating a Phase 3 trial. For instance, the FDA may require a cardiovascular safety study at the expected dose and an elevated dose prior to initiating Phase 3 clinical trials. In addition, additional trials may be needed following successful completion of a Phase 3 clinical trial prior to seeking marketing approval. For instance, depending upon the outcome of our ongoing Phase 3 trial for Hyphanox, and any directions or feedback we may receive from regulatory agencies, we may need to perform additional non-clinical or clinical studies prior to seeking marketing approval for Hyphanox.

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

In particular, human therapeutic products are subject to rigorous preclinical studies, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example in May 2005, the FDA issued a not approvable letter for Vusion. Although the FDA ultimately approved our Vusion product in February 2006, the FDA’s initial interpretation of our data and resulting not approvable letter resulted in a delay of approximately nine months.

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

This risk is particularly applicable to our oral and topical Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents, or RAMBAs. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in an increased presence of the body’s own retinoic acid. Because this is designed to provide similar therapeutic benefits of synthetic retinoid therapy, the FDA and foreign regulatory authorities may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our Liarozole product candidate, which is also a RAMBA, and oral Rambazole product candidate, on clinical hold. Due to the expected costs and time required to address the FDA’s request for significant additional safety data and other requirements for Liarozole, we have placed the further development of this product candidate on hold. Because the active ingredient of our topical Rambazole product candidate is the same as oral Rambazole, we may experience a longer and more expensive regulatory process for this product candidate, as well.

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

If we fail to comply with the laws governing the marketing and sale of our products, regulatory agencies may take action against us, which could significantly harm our business.

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

Because, as part of our commercialization efforts, we provide physicians with samples we must comply with the Prescription Drug Marketing Act, or PDMA, which governs the distribution of prescription drug samples to healthcare practitioners. Among other things, the PDMA prohibits the sale, purchase or trade of prescription drug samples. It also sets out record keeping and other requirements for distributing samples to licensed healthcare providers.

In addition, we must comply with the body of laws comprised of the Medicaid Rebate Program, the Veterans’ Health Care Act of 1992 and the Deficit Reduction Act of 2005. This body of law governs product pricing for government reimbursement and sets forth detailed formulas for how we must calculate and report the pricing of our products so as to ensure that the federally funded programs will get the best price.

Moreover, many states have enacted laws dealing with fraud and abuse, false claims, the distribution of prescription drug samples and gifts and the calculation of best price. These laws typically mirror the federal laws but in some cases, the state laws are more stringent than the federal laws and often differ from state to state, making compliance more difficult. We expect more states to enact similar laws, thus increasing the number and complexity of requirements with which we would need to comply.

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

We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, and transportation of our products and a large portion of the physician detailing for Vusion.*

We rely on the Specialty Pharmaceutical Services unit of Cardinal Health, LLC, to perform a variety of functions related to the sale and distribution of our products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We also rely on Novartis Consumer Health, Inc. to co-promote our Vusion product directly to pediatricians. If these third party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties, our ability to deliver products to meet commercial demand would be significantly impaired.

We depend on three wholesalers for the vast majority of our product revenues in the United States, and the loss of any of these wholesalers would decrease our revenues.

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Approximately 88% of our product revenues in the nine months ended September 30, 2007 were through these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to purchase minimum quantities or to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.

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

If our post-marketing studies or other data generated for one or more of our marketed products produce undesirable results, the FDA may require us to withdraw such products, make changes to the applicable product’s label or otherwise decrease demand, either of which could adversely affect our ability to market that product.

In connection with its approval of our Xolegel and Vusion products, the FDA has required us to conduct additional post marketing studies. For Xolegel, we must perform a pre-clinical dermal carcinogenicity study in mice to determine the carcinogenic potential of repeated treatment courses of Xolegel over a prolonged period of time. For Vusion, we must conduct two Phase 4 clinical studies: a percutaneous absorption study to determine the amount, if any, of miconazole nitrate which is absorbed into the bloodstream through the skin and its potential effect on liver function; and a microbial resistance study to evaluate the extent, if any, to which the Candida yeast may develop resistance to repeated treatment courses with Vusion. If any of these studies, or any Phase 4 clinical study that we conduct, produces undesirable results, the FDA could require us to make changes to the approved label for Xolegel or Vusion, as applicable, which would adversely affect our ability to market that product and potentially adversely affect our revenues for that product.

Foreign governments tend to impose strict price controls, which may adversely affect our future revenues.

In some foreign countries, particularly the countries of the European Union and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels our business could be materially harmed, or we may determine discontinue or not commence activities in the applicable territory. The risk of being unable to obtain pricing at a satisfactory level is greater for products for which the active ingredient is generically available such as our Vusion and Xolegel products and our Hyphanox product candidate.

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

•

Each of our marketed products could be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards, which could potentially cause delays and would increase our cost of goods.

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

We are dependent upon distribution arrangements and marketing alliances to commercialize our product candidates outside the United States. These distribution arrangements and marketing alliances place the marketing and sale of our product candidates in these regions outside our control.

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

We may not be successful in entering into additional distribution arrangements and marketing alliances with third parties for our earlier stage product candidates. Our failure to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates outside the United States and could increase our costs of commercialization. In addition, we may be at a competitive disadvantage in negotiating these agreements with third parties because under our license agreements, Johnson & Johnson, through any of its affiliates, has a right of first negotiation for the commercialization of our product candidates that are based on the licensed intellectual property. Because this first right of negotiation may only be triggered after Phase 2b clinical trials and could extend for up to 180 days, it may hinder our ability to enter into distribution agreements and marketing alliances. It may also delay our receipt of any milestone payments or reimbursement of development costs.

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

Our operations may be impaired unless we can successfully manage our growth.*

As of September 30, 2007, we had 132 full-time employees, including approximately 60 sales representatives. We recently converted our sales force to be entirely Barrier employees. This type of expansion may place a significant strain on our management and operational resources. To manage this and any further growth, we will be required to continue to improve existing, and implement additional systems, procedures and controls, and hire, train and manage these additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our sales force consists of relatively newly hired employees. Turnover in our sales force or marketing team could adversely affect product sales growth.

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

Each of our marketed products competes, and if approved each of our product candidates will compete, for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our marketed products are:

•

For Xolegel, in the treatment of seborrheic dermatitis, Nizoral from Janssen, Desowen from Galderma S.A., Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each and Extina Foam from Stiefel Laboratories, Inc.

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

We believe the primary competition for our later stage product candidates in development are:

•

For Hyphanox and Pramiconazole, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and generic manufacturers, and Penlac from Dermik Laboratories and generic suppliers.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Placement Agency Agreement dated September 21, 2007 entered into by and between Barrier Therapeutics, Inc. and J.P. Morgan Securities, Inc. filed as Exhibit 1.1 to Form 8-K filed on September 24, 2007.

10.2	Engagement Letter dated September 21, 2007 entered into by and between Barrier Therapeutics, Inc. and Pacific Growth Equities, LLC., filed as Exhibit 10.1 to Form 8-K filed on September 24, 2007.

31.1	Certification of principal executive officer required by Rule 13a-14(a).

31.2	Certification of principal financial officer required by Rule 13a-14(a).

31.3	Certification of principal accounting officer required by Rule 13a-14(a).

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

32.3	Section 1350 Certification of principal accounting officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC.
(Registrant)

November 7, 2007	By	/s/ GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ANNE M. VANLENT
Anne M. VanLent
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer)

	By	/s/ DENNIS P. REILLY
Dennis P. Reilly
Vice President Finance
(Principal Accounting Officer)