Form 10-K
period 2007-12-31
BARRIER THERAPEUTICS INC
filed 2008-03-12
CIK 1173657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $155.4 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ National Market on June 30, 2007. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares of the registrant’s common stock outstanding as of March 7, 2008 was 35,042,055.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders of the registrant to be held on June 4, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the trend of operating losses and the reasons for those losses;

•	the commercialization of our products, particularly our Xolegel® , Vusion® and Solagé® products;

•	the future commercialization of any of our product candidates, if approved, particularly our Hyphanox™ product candidate;

•	the market success of our products and anticipated revenues associated with those products;

•	our plans to in-license or acquire dermatological products for marketing;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox, Rambazole™, Pramiconazole and Hivenyl™ product candidates;

•	our plans to secure arrangements to help fund the development of Pramiconazole and Rambazole;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•	the potential safety or efficacy profiles anticipated for any of our product candidates;

•	the timing of filing for regulatory approvals with governmental agencies; and

•	other statements regarding matters that are not historical facts or statements of current condition.

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

•

meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates, and in the case of Rambazole, to remove the product from clinical hold;

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

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. We currently market three prescription pharmaceutical products in the United States. We promote our marketed products primarily through our specialty sales force consisting of approximately 60 sales representatives. We have an extensive product pipeline that includes product candidates in Phases 2 and 3 of clinical development.

Our goal is to become a leader in the development and commercialization of proprietary innovative products in therapeutic dermatology. Our strategy is to continue to actively market our current products while continuing to seek and selectively acquire other marketed dermatological products that complement our existing business. In addition, we intend to continue the development of our pipeline of product candidates, all but one of which are based on new chemical entities, while continuing to seek to supplement and diversify these efforts by acquiring additional compounds that we believe to be potentially superior to currently marketed products. We also intend to establish development arrangements to help fund the development of some of our product candidates.

Our Marketed Products

Our marketed products are:

•

Vusion® (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment: a topical ointment indicated for the treatment of infants and children with diaper dermatitis complicated by documented candidiasis, an inflammatory disease characterized by diaper rash infected by a yeast called Candida.

•

Xolegel® (ketoconazole, USP) 2% Gel: a topical gel for the treatment of seborrheic dermatitis, a type of eczema characterized by inflammation and scaling of the skin, principally of the scalp, face and trunk. Our Xolegel line of products also includes Xolegel Duo™, a kit containing a tube of prescription Xolegel and a 4 oz. bottle of over the counter Xolex™ (zinc pyrithione 1%) Shampoo, designed to help patients in treating seborrheic dermatitis by providing a gel formulation for the face and body, plus a medicated shampoo for the scalp, in one package.

•	Solagé® (mequinol 2.0% and tretinoin 0.01%) Topical Solution: a topical solution indicated for the treatment of solar lentigines, commonly known as “age spots.”

Our Product Pipeline

We have product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including onychomycosis, psoriasis, acne, skin allergies and superficial fungal infections. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. The development of each of our product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed.

Our three most advanced product candidates are:

•

Hyphanox™: an oral tablet formulation of the active ingredient itraconazole, an antifungal agent that we are developing for the treatment of onychomycosis, commonly known as nail fungus. We are currently conducting a Phase 3 pivotal clinical trial for Hyphanox to test once daily dosing of one 200 mg tablet in the treatment of toenail onychomycosis. If the results of this Phase 3 clinical trial are favorable, we plan to file a New Drug Application, or NDA, seeking marketing approval with the United States Food and Drug Administration, or FDA, in the first quarter of 2009.

•

Pramiconazole: an oral liquid formulation of the active ingredient pramiconazole, a novel antifungal agent that we are developing as a treatment for onychomycosis, and skin and mucosal fungal infections. In March 2007, we announced positive results from a completed Phase 2b study conducted outside the United States for tinea versicolor. We are currently conducting a Phase 2a clinical trial outside the United States with Pramiconazole in the treatment of onychomycosis for which we announced positive interim results in October 2007. In November 2007, we also announced promising results from a completed Phase 1 dose escalation study outside the United States in healthy volunteers showing high doses of Pramiconazole were well tolerated. We are actively seeking a development partner for this product candidate.

•

Oral Rambazole™: an oral formulation of the active ingredient talarozole, a drug from a novel class of molecules known as retinoic acid metabolism blocking agents, that we are developing for the treatment of psoriasis. In July 2007, we announced positive results from a Phase 2b dose finding clinical trial in severe plaque psoriasis conducted outside the United States.

Our pipeline also includes two earlier stage product candidates:

•

Topical Rambazole: a topical formulation of the active ingredient talarozole that we are developing for the treatment of acne. We are currently conducting a Phase 2a clinical trial in mild to moderate acne outside the United States.

•

Hivenyl: an oral formulation of the active ingredient vapitidine hydrochloride, a novel antihistamine that may not cause sedation typically associated with antihistamines. We are developing this product candidate as an oral treatment for allergic reactions of the skin, such as the types of reactions associated with hives. In January 2007, we announced positive data on a Phase 2a clinical trial that was conducted outside the United States, in the treatment of the itch associated with atopic dermatitis. We are also currently conducting a Phase 2a study for chronic idiopathic urticaria.

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

Recent Developments

In January 2008, we announced that Mr. Alfred Altomari, the Chief Operating Officer of the Company, will succeed Dr. Geert Cauwenbergh, Founder and Chief Executive Officer of the Company, on March 31, 2008. Dr. Cauwenbergh will continue to serve on the Board of Directors of the Company. Mr. Altomari also became a member of the Board at the time of the announcement.

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

Commercialize our products in the United States. We market our products directly to dermatologists and other target physicians through both our own specialty sales force and under a co-promotion agreement with Novartis Consumer Health in the United States.

Pursue the development of our product candidates. We are committing substantial resources towards completing the development of our later stage product candidates. We are also seeking to supplement those efforts and reduce our expenditures by entering into development arrangements with third parties.

Maintain a portfolio of product candidates at various stages of clinical development. We are developing a product portfolio that includes product candidates at various stages of clinical development. We believe that the diversity in our product development pipeline increases the probability of our long-term commercial success.

Expand our product portfolio through a combination of internal development efforts and, if appropriate, selective acquisitions of compounds, marketed products and businesses. We intend to continue expanding our product development pipeline through life cycle management and by licensing or otherwise acquiring additional compounds that we believe to be potentially superior to currently marketed products and by seeking to selectively acquire marketed dermatological products or businesses that complement our development and commercialization strategy.

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

Marketed Products

Product	Active Ingredients	Method of Administration	Approved Indication	Countries
Vusion®	miconazole nitrate zinc oxide white petrolatum	Topical	diaper dermatitis complicated by candidiasis	United States

Xolegel®	ketoconazole	Topical	seborrheic dermatitis	United States

Solagé®	mequinol tretinoin	Topical	solar lentigines	United States

Development Pipeline

Product	Active Ingredients or Class of Molecule	Method of Administration	Key Indications	Stage of Development
Hyphanox™	itraconazole	Oral	onychomycosis	Phase 3

Pramiconazole	pramiconazole	Oral	tinea versicolor onychomycosis, superficial skin infections	Phase 2b Phase 2a

Rambazole™	talarozole	Oral	psoriasis (moderate to severe) nodular acne	Phase 2b Phase 2a

Rambazole	talarozole	Topical	acne (mild to moderate)	Phase 2a

Hivenyl™	vapitadine hydrochloride	Oral	skin allergies	Phase 2a

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

We received marketing approval from the FDA for Vusion in February 2006. Net product revenues for Vusion were $18.1 million in 2007 and $3.8 million in 2006. In connection with its marketing approval, Vusion is entitled to three years of marketing exclusivity under the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, which will expire in February of 2009.

In connection with the FDA’s approval of Vusion, we agreed to conduct two Phase 4 clinical studies: a percutaneous absorption study to determine the amount, if any, of miconazole nitrate which is absorbed into the bloodstream through the skin and its potential effect on liver function; and a microbial resistance study to evaluate the extent, if any, to which the Candida yeast may develop resistance to repeated treatment courses with Vusion. We have completed the percutaneous absorption study and submitted the results to the FDA. We have not yet completed the microbial resistance study and plan to seek an extension from the FDA.

We have an exclusive, royalty-free license in the field of dermatology to an issued United States patent covering the formulation of the combination of miconazole nitrate and zinc oxide contained in Vusion and methods of treating diaper dermatitis. This patent was originally set to expire on March 27, 2007. We have applied for up to 5 years of patent term extension under the Hatch-Waxman Act due to the patent term lost during development of this product. This application is currently being reviewed by the United States Patent and Trademark Office, or USPTO, in consultation with the FDA. As part of the patent term extension process we received a one-year interim extension to March 27, 2008. We are currently waiting for a response to our application for a second interim extension. We are also pursuing additional strategies to strengthen our intellectual property protection with respect to Vusion. Each of the active ingredients in Vusion, miconazole nitrate, zinc oxide and white petrolatum, are off patent.

Xolegel. Xolegel is a patented topical formulation of 2% ketoconazole, an antifungal agent, in a waterless gel. Xolegel is indicated as a once daily topical treatment for seborrheic dermatitis in immunocompetent adults and children twelve years of age and older. Seborrheic dermatitis is a common skin inflammation that is characterized by a red, scaly, itchy rash primarily occurring on the face, scalp, hairline, eyebrows and trunk. The condition often recurs, thereby requiring retreatment over time. Ketoconazole has potent pharmacological effects against the fungus known as malassezia furfur, which, when over colonizing the skin, is considered to be one of the main causes of seborrheic dermatitis. Ketoconazole quickly suppresses this type of fungus and also exhibits anti-inflammatory effects that help to reduce redness in affected areas. We have designed Xolegel to deliver the benefits of ketoconazole with the advantages of our waterless gel. In addition, in a cumulative irritation patch study that we conducted in volunteers we observed that Xolegel was approximately five times less irritating than a traditional ketoconazole cream.

We estimate that seborrheic dermatitis affects approximately 3% to 5% of the United States population. Based on United States census bureau data, we estimate this to be approximately 8.5 million to 14.3 million people in the United States. Prior to the approval of Xolegel, prescription therapies for seborrheic dermatitis consisted primarily of shampoos, and topical antifungal creams, including ketoconazole creams, and topical steroids, that typically require two or more applications per day over periods of up to four weeks to be effective. With its unique gel formulation Xolegel provides patients with a dosing regimen of a once daily application for only 14 days.

We received FDA marketing approval for Xolegel in July of 2006 and began shipping product to United States wholesalers in the middle of the fourth quarter 2006. Net product revenues for Xolegel were $3.9 million in 2007 and $0.1 million in 2006. In August 2007, we began offering Xolegel Duo™, a kit containing a tube of Xolegel and Xolex™ (zinc pyrithione 1%) Shampoo (4 oz. bottle), to treat seborrheic dermatitis by providing a gel formulation for the face and body, plus a medicated shampoo for the scalp, in one package. In connection with the FDA’s approval of Xolegel, we agreed to conduct a post approval non-clinical study to assess the dermal carcinogenic potential of Xolegel. This study is ongoing and we expect to be able to complete it in a timely manner, consistent with the FDA’s requirements.

We have an exclusive, royalty-free license in the field of dermatology to a United States patent claiming the specific formulation of ketoconazole in a waterless gel. This patent is scheduled to expire in December 2018. The active ingredient of Xolegel, ketoconazole, is off patent.

Solagé. Solagé is a patented topical solution containing 2.0% mequinol and 0.01% tretinoin for use in the treatment of solar lentigines or “age spots”. According to published reports, solar lentigines or “age spots” are very common in light skinned individuals and appear in as many as 90% of those over the age of 60 and 20% of those under the age of 35. We estimate that more than 20 million people in the United States have this condition. Currently, Solagé is the only combination product approved in the United States for the treatment of solar lentigines, commonly known as “age spots”. Solagé is also currently the only non-hydroquinone based, FDA-approved bleaching agent on the market. We believe this may become a competitive advantage since the FDA has expressed safety concerns regarding the carcinogenicity and toxicity of hydroquinone-based products.

We acquired the United States and Canadian rights to Solagé in February 2005 from Moreland Enterprises Limited. Under the terms of the acquisition, we made an initial cash payment of $3 million and are making additional payments, primarily as royalties on our net sales. The aggregate amount of these additional payments is capped at $2 million. Net product revenues for Solagé were $1.1 million, $1.6 million and $0.8 million in 2007, 2006 and 2005, respectively.

As part of the Solagé acquisition, we were assigned all United States marketing authorizations, patents and trademarks for the product and we purchased all of the then existing inventory. The patent rights include United States patents covering the product’s pharmaceutical formulation and methods of use. The earliest of the United States patents expires in 2013 while a United States patent encompassing a version of Solagé with extended shelf life expires in 2020. Each of the active ingredients in Solagé, mequinol and tretinoin, is off patent.

Our Development Pipeline

Our product candidates must go through extensive clinical evaluation and clearance by the FDA before we can sell them commercially. Our product development pipeline includes product candidates that are in various stages of clinical development. All of these product candidates are based on intellectual property licensed to us under our principal license agreements. We are developing product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including onychomycosis, psoriasis, acne, skin allergies and superficial fungal infections.

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

Oral Antifungals: Hyphanox.

Hyphanox is an oral formulation of itraconazole, an antifungal agent that we are developing for the treatment of onychomycosis, commonly known as nail fungus. Itraconazole is effective in treating this type of fungal infection. Janssen currently markets different formulations of itraconazole under Sporanox and other brand names in various countries. Sporanox is approved in the United States for the treatment of various disorders, including onychomycosis. A generic form of itraconazole has also been approved in the United States. A 100 mg capsule is the maximum strength in which oral Sporanox and its generics are currently available. We are developing Hyphanox as a 200 mg tablet. We believe this 200 mg formulation may provide a more convenient form of dosing and potentially better patient compliance.

Product Background. In an effort to produce a more convenient dosing form of Sporanox, Janssen conducted a program to reformulate itraconazole into 200 mg tablets using a proprietary formulation of itraconazole requiring a manufacturing process known as melt extrusion. Melt extrusion is a manufacturing process that has made it possible to formulate itraconazole into tablets. In September 2005, we announced that Janssen had notified us that it would not exercise its pre-negotiated option for this product candidate and, as a result, we retain worldwide rights for all dermatologic indications for this product candidate.

Clinical Development. We are currently conducting a Phase 3 clinical trial to test once daily dosing of one 200 mg tablet for three months in the treatment of toenail onychomycosis. We established the trial design after discussions with the FDA following the special protocol assessment process. In September 2007, we announced the completion of enrollment in this trial. We expect to be able to report top line data from this trial in the fourth quarter of 2008. If the results of this Phase 3 trial are favorable, we plan to file an NDA with the FDA seeking marketing approval in the first quarter of 2009.

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

Oral Antifungals: Pramiconazole.

Pramiconazole is a novel antifungal agent that we are developing for onychomycosis and, potentially, as a short course treatment for superficial skin and mucosal fungal infections.

Product Background. Preclinical testing has shown Pramiconazole to be more potent than itraconazole against dermatological fungal infections and less interactive than itraconazole with the metabolism of other drugs. Based on the results from a one week Phase 1 clinical trial that we conducted for Pramiconazole which indicated that, at the doses tested, Pramiconazole has a half-life in the body which is approximately three times longer than that of itraconazole, we believe that Pramiconazole may be an effective short course oral treatment for fungal infections. We are developing Pramiconazole as a second generation antifungal product to our Hyphanox product candidate and are actively seeking a development partner for this product candidate.

In 2005, we announced positive results from Phase 2a clinical trials for infections of the skin. The product candidate was studied in tinea pedis, commonly known as athlete’s foot, tinea corporis, commonly known as ring worm, tinea cruris, commonly known as jock itch, tinea versicolor and seborrheic dermatitis. In these studies, Pramiconazole was well tolerated and there were no serious treatment-related adverse effects reported. Based upon the encouraging response rates obtained in these studies, we advanced Pramiconazole into Phase 2b clinical testing.

Clinical Development. In March 2007, we announced positive results from a completed Phase 2b study conducted outside the United States for tinea versicolor, a common skin fungal infection characterized by a discolored, scaly, itchy rash primarily on back, chest and upper arms. The 147 patients involved in the study reported no serious treatment-related adverse events, and were “effectively treated” at day 28. For purposes of this study, “effectively treated” was defined as significant reduction in disease signs and symptoms, with response rates varying from 35% for the lowest dose to 85% for the highest dose, compared to 16% for placebo.

We are currently conducting a Phase 2a clinical trial outside the United States with Pramiconazole in the treatment of onychomycosis. In October 2007, we announced interim data for 18 patients in this study. Patients in this 2a open label single-arm study are being treated with 200 mg of pramiconazole once weekly for 12 weeks, with follow up for an additional 36 weeks after treatment. Interim results indicated that patients being treated in this study showed a marked onset of clinical improvement in total signs and symptoms, and those evaluated at three months post-treatment demonstrated both mycological cure and a significant decrease in clinical signs and symptoms of the affected toenail. A total of 20 patients have been included in this ongoing study.

In November 2007, we also announced promising results from a completed Phase 1 dose escalation study outside the United States. No clinically relevant changes were seen in any of the 32 healthy volunteers who were dosed with up to 6 grams of pramiconazole given over a five-day period, as compared to placebo. The total of 6 grams is 30 times higher than the single weekly dose of 200 mg of Pramiconazole that is currently being used in the phase 2a study in toenail onychomycosis currently under way.

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

Through clinical studies, we are still learning about RAMBA’s mechanism of action, meaning how they work. One possibility is that RAMBAs work by blocking the intracellular metabolism of natural retinoic acid in cells. This blocking results in a transient elevation of the body’s own retinoic acid in the body’s cells, which we believe may provide the same therapeutic benefits as synthetic retinoid therapy but potentially with less risk of adverse side effects related to the accumulation of synthetic retinoids in the body’s tissues. However, RAMBAs may work in other ways as well.

Product Background. Various preclinical and clinical studies were conducted on Rambazole prior to our acquisition of rights to this product candidate. In 2005, we announced positive results from two Phase 2a clinical trials in Europe using oral Rambazole, one in moderate to severe psoriasis, and the other in moderate to severe nodular acne. In the Phase 2a trial in psoriasis, patients who were treated demonstrated a reduction at week 10 in the median psoriasis area severity index, commonly known as PASI score, by approximately 50%. There were no serious treatment-related adverse effects reported.

In the Phase 2a trial in acne, patients with moderate to severe nodular acne were treated with 1 mg of oral Rambazole once daily for 12 consecutive weeks. The results of this study indicate that 16 of 17 patients experienced a significant reduction in total acne lesion count of more that 50% and 6 of 17 subjects were considered “cleared or almost cleared”. There were no serious treatment related adverse effects reported, while non-serious side effects experienced by this patient group included some dryness of skin and lips. Based on data from this trial, we advanced Rambazole into Phase 2b clinical testing in severe plaque psoriasis to explore additional therapeutic potential.

Clinical Development. In July 2007, we announced positive results from a Phase 2b dose finding clinical trial in severe plaque psoriasis conducted outside the United States. The main purpose of this study was to evaluate the dose-ranging response in safety and efficacy of oral Rambazole for the treatment of severe plaque psoriasis in order to select a dose for further clinical development. The 176 patients enrolled in the study with plaque psoriasis and PASI scores greater than or equal to 10 were randomized into one of four treatment groups, received either Rambazole at doses of 0.5 mg, 1 mg, or 2 mg or placebo once daily for 12 weeks. 49% of patients receiving 2 mg per day of Rambazole were scored “cleared or almost cleared” at week 20 as compared to 20% for patients receiving placebo. The drug was well tolerated at all levels of concentration, and there were no serious adverse events reported.

The FDA has placed oral Rambazole on clinical hold meaning that we may not initiate any clinical studies in humans in the United States until we address the FDA’s request for additional safety data. We believe this is due to the FDA’s concern about the safety profile of a class of drugs known as synthetic retinoids. Although oral Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in transient elevation of the body’s own retinoic acid. We expect to provide the data from the 2b study, as well as the data from other pharmacology and toxicology studies, to the FDA in an attempt to address their concerns and remove the clinical hold.

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

We are currently conducting a Phase 2a clinical trial in Europe to evaluate the effectiveness of topical Rambazole in mild to moderate acne. The study is a double-blind, vehicle-controlled study, in which patients receive once-daily treatment of 0.35% topical Rambazole or vehicle for 12 weeks. We have enrolled 74 patients in this study. Based on our review of the interim efficacy data from 50 patients in this study, it is possible that topical Rambazole’s efficacy is comparable to that of existing synthetic retinoid therapies, with potentially less irritation, but the data to date is inconclusive. We are planning to complete this current trial and we may perform additional small scale clinical trials to obtain a better understanding of the efficacy profile of this product candidate prior to performing additional development work on this program.

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

In January 2007, we announced data from our Phase 2a clinical trial in Europe for Hivenyl, in the treatment of the itch associated with atopic dermatitis. In this study, which was a multi-center, double-blind, placebo-controlled study, 45 adult patients with atopic dermatitis underwent a one-week lead-in period followed by randomization to treatment with oral Hivenyl 60 mg twice daily (n=23) or placebo (n=22) for one week. All patients were also treated daily with a topical corticosteroid and an emollient throughout the study. Nine of the 23 patients in the Hivenyl group reported either a marked improvement or an almost complete to complete relief of their itch symptoms versus none of the 22 patients in the placebo group (p<0.01). The drug was well tolerated and no patients reported signs of sedation, which supports similar findings in prior studies with Hivenyl.

We are currently conducting a Phase 2a study for chronic idiopathic urticaria. Assuming the results of this study are positive, we plan to move forward with the development of this early stage clinical program.

Sales and Marketing

The dermatological medical community in the United States is relatively small. We believe that we can best serve this discrete target physician market with a focused, specialty sales force.

During 2006, following the approval of Vusion, we expanded the sales force in the United States to approximately 60 sales representatives, approximately one-third of which were inVentiv employees, and two-thirds of which were Barrier employees. In 2007, we completed the process of transitioning all sales representatives to full time Barrier employees, including six regional managers. inVentiv continues to provide us with supplemental sales and marketing services on an as-needed basis.

In March 2007, we entered into an agreement with Novartis Consumer Health, Inc., for the co-promotion of our Vusion product. Under the agreement, which became effective in June 2007, Novartis Consumer Health promotes our Vusion product to pediatricians in the United States, supplementing the efforts of our 60 person sales force. Under the agreement, which runs through 2008, we will pay Novartis a flat fee for each sales call made to a pediatrician. We will remain responsible for the marketing and product strategy, as well as for the development, manufacture, distribution and sale of the product.

As part of our marketing strategy, we utilize a variety of marketing tools to convey information about our products and their approved uses, including product sampling, rebate coupons, vouchers, journal advertising, print direct-to-consumer advertising, specialty publications, and product specific internet sites. For Vusion, we also utilize direct-to-consumer television advertising. We continually evaluate the effectiveness of these programs and may discontinue some, or add others, as we believe appropriate to market our products.

We rely on the Specialty Pharmaceutical Services unit of Cardinal Health to perform a variety of functions related to the sale and distribution of our products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections.

Although we intend eventually to market our products globally, our efforts in Canada and Europe to date have not yielded our desired results. As a result, we have ceased our sales and marketing related activities in Canada and Europe, and are focusing our efforts on our primary market, the United States.

Manufacturing

Our products and product candidates include both oral and topical formulations and are produced through a variety of manufacturing processes of varying degrees of difficulty. For example, Vusion, Solagé and Xolegel are produced through a fairly common manufacturing process, while Hyphanox is manufactured as a tablet using a proprietary melt extrusion process that is currently only available through our supply agreement with a contract manufacturer. We have relied and will continue to rely on third-party contract manufacturers to produce sufficient quantities of our products for commercial supply and product candidates for use in our preclinical studies and clinical trials.

The following table summarizes our manufacturing relationships for our marketed products.

Product	Country Where Product is Sold	Manufacturer/Supplier	Country Where Product is Made	Contract Expiration
Xolegel	United States	DPT Laboratories, Ltd.	United States	Oct. 31, 2011

Vusion	United States	DSM Pharmaceuticals, Inc.	United States	Dec. 31, 2009

Solagé	United States	Contract Pharmaceuticals Limited Niagra	United States	Dec. 31, 2010

The active pharmaceutical ingredients of our marketed products and our Hyphanox product candidate are generic and are currently available from a limited number of suppliers. However, we predominately rely on a single source of supply for those active ingredients. If any of the manufacturers of our products, product candidates or active ingredients, were to become unable or unwilling to continue to provide us with these products or ingredients, we may need to obtain an alternate supplier. The active pharmaceutical ingredients of Rambazole, Pramiconazole and Hivenyl are proprietary. We have relied and will continue to rely on third-party contract manufacturers to produce sufficient quantities of these active ingredients for our product candidates for use in our preclinical studies and clinical trials.

Our contract manufacturers are subject to an extensive governmental regulation process. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Processes, or cGMPs. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures.

Material Agreements

DPT Laboratories, Ltd. (for Xolegel finished product)

In March 2005, we entered into a manufacturing agreement with DPT Laboratories, Ltd. for the manufacture of our Xolegel product. The agreement has an initial term of five years and will automatically renew for additional periods of one year each. Under the agreement, DPT will manufacture and supply us with all Xolegel product at a mutually agreed upon price which is based on volume. This price may be subject to periodic change under certain conditions. Either party may terminate the agreement upon six months’ written notice to the other or upon sixty days’ notice for a failure to remedy any breach under the agreement.

DSM Pharmaceuticals, Inc. (for Vusion finished product)

In January 2005, we entered into a supply agreement with DSM Pharmaceuticals, Inc. for the manufacture of our Vusion product. Under the agreement, we agreed to purchase and DSM agrees to supply Vusion at mutually agreed upon price based on a rolling forecast, which price may be subject to periodic change under certain conditions. We are also obligated to annual minimum purchase requirements under this agreement. The agreement will currently expire by its terms on December 31, 2009, and either party may terminate the agreement by written notice at any time.

Abbott Supply Agreement (for Hyphanox intermediate melt extrudate)

In July 2007, we entered into a supply agreement with Abbott for the exclusive manufacture and supply of the intermediate used in the manufacture of Hyphanox. Under the Supply Agreement, Abbott agrees to manufacture and supply melt extrudate bulk material exclusively for us using Abbott’s patented drug delivery technology. The Supply Agreement, which has a term of ten years from the date of first commercial sale of a finished product, will require us to purchase certain minimums of melt extrudate based on rolling forecasts to be agreed upon at the time we file an NDA for Hyphanox. In addition to the supply price, we will pay Abbott a fee based on a percentage of net sales of our finished product. Either party may terminate the Supply Agreement upon twelve months’ written notice to the other or upon sixty (60) days notice for failure to remedy any breach. However, in the event of Abbott’s termination of the Supply Agreement for convenience, it must first put in place an adequate alternative supplier without interruption of supply.

Sanico Manufacturing Agreement (for Hyphanox finished product)

In January 2008, we entered into a manufacturing agreement with Sanico NV under which Sanico will manufacture and supply our Phase 3 product candidate, Hyphanox. The Third Party Manufacturing Agreement has an initial term of three years from the date of first invoice of the first commercial batch of the product, and shall automatically renew for subsequent two-year periods unless the agreement is otherwise terminated pursuant to its terms. Under the agreement, we will supply Sanico with bulk material (defined in the agreement as itraconazole melt extrudate) for the manufacture of Hyphanox, and Sanico agrees to manufacture and supply Hyphanox exclusively for us in exchange for a fee per unit manufactured. Either party may terminate the agreement upon eighteen months’ written notice to the other, or upon thirty days’ notice for failure to remedy any breach under the agreement. Also, either party may terminate the agreement if the FDA does not approve an NDA for Hyphanox by the fifth anniversary date of the effective date. If we do not commercialize Hyphanox by the fifth anniversary date of the effective date of the agreement, we will be required to make a one-time, lump sum payment to Sanico to cover FDA-related expenses incurred by Sanico during the agreement term.

Novartis Consumer Health Sales Force Agreement

In March 2007, we entered into a Sales Force Services Agreement with Novartis Consumer Health, Inc. under which Novartis Consumer Health will promote our Vusion product to pediatricians in the United States Beginning in May 2007, Novartis Consumer Health initiated promotion of Vusion to pediatricians, supplementing the efforts of our 60 person sales force. Under the agreement which runs through 2008, we will pay Novartis a flat fee for each sales call made to a pediatrician. We remain responsible for the marketing and product strategy, as well as for the development, manufacture, distribution and sale of the product. This agreement can be extended by mutual agreement of the parties.

Grupo Ferrer Distribution and License Agreement

In November 2004, we entered into a distribution and license agreement with Grupo Ferrer Internacional, S.A. The agreement provides for Grupo Ferrer to be our exclusive marketer and distributor of our Vusion, Xolegel, and two other non-core product candidates in several countries outside the United States. Under the agreement, we would receive our primary revenues from the sale of finished products to Grupo Ferrer. The agreement also provided for an initial fee of €500,000, which we received in January 2005. To date, only our Vusion product (marketed under the name Zimycan) has been launched by Grupo Ferrer in Portugal under this Agreement. We are currently in discussions with Grupo Ferrer to restructure, and potentially terminate, this agreement.

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

Under these license agreements, we obtained exclusive licenses to a portfolio of patents and non-exclusive licenses to related know-how to make, use and sell our initial product candidates in the field of dermatology. For purposes of the agreements, the field of dermatology includes applications for the treatment or prevention of diseases of human skin, hair, nails and oral and genital mucosa, but excludes treatments for skin cancer. We also have access to classes of compounds claimed in the patents licensed to us under the agreements, which we can screen in our search for new product candidates in the field of dermatology. If we or an affiliate of Johnson & Johnson advance one of these compounds to Phase 1 clinical development, the developing party must give notice to the other party when the developing party has initiated a Phase 1 clinical trial for the particular compound. At that point, the other party must discontinue any activity towards the development or commercialization of that compound for any indication in any field for so long as the compound continues to be in active clinical development or commercialization by the developing party. In addition, neither Johnson & Johnson nor its affiliates may develop Rambazole, Pramiconazole, Hivenyl and several other specified candidates in any formulation for any indication in any field. In exchange for these licenses, we issued an aggregate of 8,333,333 shares of our series A convertible preferred stock to Johnson & Johnson Consumer Companies, Inc. and Janssen Pharmaceutica Products, L.P. All of these shares were converted into 4,166,666 shares of our common stock in connection with our initial public offering.

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

Territories and Exclusivity. For the most part, the licenses are exclusive throughout most of the world including the United States.

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

We triggered this right of first negotiation with respect to Pramiconazole and Rambazole by indicating our intention to commercialize these product candidates through third-party arrangements. Since the 90-day offer period for these product candidates has expired, if we receive marketing approvals, we have the exclusive right to commercialize Pramiconazole and Rambazole, either by ourselves or with a third party. In September 2005, Janssen notified us that it would not exercise its pre-negotiated option for Hyphanox and, as a result, we retain worldwide rights for all dermatology indications for this product candidate.

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

United States patents issuing from patent applications filed on or after June 8, 1995 have a term of twenty years from the earliest claimed priority date. For United States patents in force on June 8, 1995 or that issued from applications filed before June 8, 1995, the term is the greater of twenty years from the earliest claimed priority date or seventeen years from the date of issue.

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

The Hatch-Waxman Act—Marketing Exclusivity

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

The Hatch-Waxman Act—Patent Term Extension

The Hatch-Waxman Act also permits a patent extension term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent extension cannot extend the remaining term of a patent beyond a total of 14 years. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and it must be applied for prior to expiration of the patent. The USPTO in consultation with the FDA, reviews and approves the application for patent term extension. We have applied for patent term extension for the formulation patent for our Vusion product. The application is currently under review.

An application for patent term extension goes through a series of sequential processing steps alternating between the USPTO and the FDA until a certificate of extension is eventually granted. This process may take several years. Upon receiving the initial application for extension, the USPTO makes a preliminary review of the application to determine whether or not the patent is eligible for extension, and provides a copy to the FDA. The FDA then confirms and verifies with the USPTO that the product is eligible for extension from the FDA’s point of view.

This begins a more thorough and detailed review of the application by the USPTO to ensure that the claims of the patent cover the approved product. Once the USPTO determines an application is eligible, it requests the FDA make a determination of the applicable regulatory review period. This is the current status of our application for Vusion, and we are awaiting notification of the regulatory review period. Upon confirming the eligibility time period in the application, the information is then published in the Federal Register. The purpose of the notice is to provide any interested party 180 days to petition the FDA in opposition of the application for extension.

Following this 180-day period, provided no petition has been filed, the USPTO conducts an even more thorough review of the application and carries out a complex calculation to arrive at the number of days of extension that will be granted, which could take from several months to a year. Once this calculation is complete, a formal notice is sent to the applicant. An applicant has 30 days to disagree with the contents of the notice, including the period of extension. However, provided no reconsideration is made, the extension is considered final and a certificate of extension is issued by the USPTO within a few months.

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

Phase 3: Refers to expanded controlled and uncontrolled clinical trials. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 trials usually include from several hundred to several thousand subjects.

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

Before approving an application, the FDA may inspect the facility or facilities at which the product is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “refusal to approve” letter.

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

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. The holder of an approved NDA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMPs after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMPs which imposes certain procedural and documentation requirements relating to quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. The FDA may require post market testing and surveillance to monitor the product’s safety or efficacy, including additional studies, known as Phase 4 trials, to evaluate long-term effects.

In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications, which require FDA approval. The purpose of these trials and studies is to broaden the application and use of the drug and its acceptance in the medical community.

We use, and will continue to use, third-party manufacturers to produce our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contra-indications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Each of our marketed products competes, and if approved each of our product candidates will compete, for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our marketed products are:

•

For Xolegel, in the treatment of seborrheic dermatitis, topical antifungal products such as Extina from Stiefel, Tersi Foam from Quinnova Pharmaceuticals, Nizoral from Janssen, Loprox from Medicis Pharmaceutical Corporation and generic equivalents, topical corticosteroids (class IV-VII) such as Desowen from Galderma S.A. and generic equivalents.

•

For Vusion in the treatment of diaper dermatitis complicated by candidiasis, ointments and creams containing nystatin, Mycolog II from Bristol-Myers Squibb Company, clotrimazole containing creams from Bayer AG and from generic manufacturers and topical miconazole creams. Apart from Vusion, none of these products are indicated for the treatment of diaper dermatitis complicated by documented candidiasis.

•

For Solagé in the treatment of solar lentigenes, prescription 4% hydroquinone containing formulations such as Triluma from Galderma S.A. and EpiQuin Micro from SkinMedica, Inc; as well as over-the-counter 2% hydroquinone products; topical retinoid products, such as Retin-A from Neutrogena and Avage from Allergan, Inc.

We believe the primary competition for our later stage product candidates in development are:

•

For Hyphanox and Pramiconazole, in the treatment of onychomycosis, Sporanox from Janssen and generic manufacturers, Lamisil from Novartis AG and generic manufacturers, and Penlac from Dermik Laboratories and generic equivalents.

•

For oral Rambazole, in the treatment of psoriasis, Soriatane from Stiefel Laboratories, biologic agents such as Enbrel from Amgen, Remicade from Johnson &Johnson, Raptiva from Genentech, Inc., and Amevive from Astellas Pharma US, Inc., cyclosporine such as Neoral from Novartis AG and generic equivalents and methotrexate from generic manufacturers.

•

For Pramiconazole, in the treatment of superficial fungal infections, topical antifungals including Loprox from Medicis Pharmaceutical Corporation, Lotrimin AF from Schering-Plough and generic manufacturers, Lotrimin Ultra from Schering-Plough, Lamisil AT from Novartis, and ketoconazole, miconazole and nystatin from generic manufacturers.

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

Employees

As of December 31, 2007, we had 130 full-time employees. Of our full time employees, 83 were engaged in sales and marketing, 26 were engaged in research and development and 21 were engaged in general and administrative activities. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Trademarks

Barrier Therapeutics®, Xolegel®, Vusion®, and Solagé® are registered trademarks of Barrier Therapeutics, Inc. Zimycan® is a registered European Community Trademark of Barrier Therapeutics, Inc. We are seeking United States trademark registrations for our trademarks Xolex™, Xolegel Duo™, Hyphanox™, Rambazole™ and Hivenyl™.

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

I TEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks related to our financial results and need for additional financing

We have incurred losses since inception and anticipate that we will continue to incur losses for the next several years.

Since our inception in September 2001, we have incurred significant operating losses and, as of December 31, 2007, we had an accumulated deficit of $257.9 million. We currently market three pharmaceutical products in the United States: Xolegel, Vusion and Solagé. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses as we:

•	conduct our sales and marketing activities to commercialize our products;

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	seek regulatory approvals for our product candidates;

•	hire additional clinical, scientific, sales and marketing, management and compliance personnel;

•	add operational, financial and management information systems; and

•	identify and in-license or acquire additional compounds, technologies, marketed products or businesses.

We need to generate significant revenue to achieve profitability. We may never generate sufficient sales revenue to achieve and then maintain profitability. We expect to incur operating losses for the next several years.

We are highly dependent upon sales of Vusion and, if these revenues do not grow, or if we cannot grow sales of Xolegel or commercialize new products, we will not become profitable.

A significant portion of our revenues are generated by sales of Vusion. Until such time as we develop, acquire or in-license additional approved products or significantly increase sales of Xolegel, we will continue to rely on Vusion for most of our revenues. Accordingly, our near term success currently depends significantly on our ability to increase sales of Vusion. Our sales and marketing efforts may not be successful in increasing prescriptions for Vusion. Sales of Vusion are dependent upon our ability to, among other things:

•	increase physician and patient awareness and continued use of the product;

•	successfully implement our direct to consumer television advertising campaign and our other marketing efforts;

•	obtain patent term extension for the existing patent covering Vusion’s formulation and obtain additional intellectual property protection;

•	develop line extensions; and

•	obtain coverage from third-party payors.

For the foreseeable future, if we are unable to grow Vusion sales or if we cannot grow sales of Xolegel or commercialize new products, we will be unable to increase our revenues or achieve profitability and we may be forced to delay or change our current plans to develop our product candidates.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

As of December 31, 2007, we had cash, cash equivalents and marketable securities of $48.5 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements and debt obligations for at least the next 12 months. Other than our existing secured credit facility, we currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We may require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, commercialize our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our commercialization of our marketed products and our ability to increase revenues;

•	the costs of commercialization activities, including manufacturing, product advertising and marketing, sales and distribution, compliance, and related working capital needs;

•	our ability to establish and maintain collaborative and other strategic arrangements;

•	the advancement and success of the development of our product candidates, including clinical trial results;

•	the timing of, and the costs involved in, obtaining regulatory approvals, particularly with respect to Hyphanox;

•	the costs of manufacturing activities for our clinical trials;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property-related costs, including any possible litigation costs; and

•	potential acquisition or in-licensing of other technologies, products or businesses.

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

We may not be able to complete the development of our Pramiconazole, Rambazole and Hivenyl product candidates if can’t enter into acceptable development arrangements with third parties.

Developing pharmaceutical products, especially those based on new chemical entities such as Pramiconazole, Rambazole and Hivenyl, is costly and time-consuming and requires substantial financial and human resources. A key part of our business strategy is to enter into collaborative licensing arrangements to provide funding for the development and commercialization of our product candidates. Currently, we are seeking these arrangements for our Pramiconazole product candidate and plan to seek such arrangements for Rambazole if we are able to remove the FDA’s clinical hold. If we are unable to enter into these types of arrangements or unable to do so in a timely manner, the development of one or more of our product candidates may be delayed or possibly discontinued.

If our ongoing Phase 3 pivotal clinical trial for Hyphanox in onychomycosis is not successful, we will not be able to submit an application for marketing approval in a timely manner which would adversely affect our future revenues.

We are currently conducting a Phase 3 pivotal clinical trial for Hyphanox to test once daily dosing of one 200 mg tablet in the treatment of toenail onychomycosis. If the results of this Phase 3 clinical trial are favorable, we plan to file a New Drug Application, or NDA, seeking marketing approval with the United States Food and Drug Administration, or FDA, in the first quarter of 2009. If this trial does not produce favorable results we will not be able to submit an NDA for marketing approval with the FDA in our expected timeframe. This delay would likewise delay any potential approval, or depending upon the data, cause us to discontinue developing this product candidate, in either case adversely affecting any future revenues we might obtain from this product candidate.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.

Variations in our quarterly operating results and cash flows are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain as we have only recently commenced our commercialization efforts. We currently only have three FDA-approved products: Vusion, Solagé and Xolegel. We cannot predict with certainty the timing or level of sales on these products in the future. In addition, our quarterly operating results and cash flows may fluctuate significantly depending on revenues and expenses related to our clinical development programs, including clinical trials and research and development, entry into new collaborative licensing arrangements, events or milestones under, or termination of, current collaborative licensing arrangements, and regulatory approval activities. If our quarterly or annual sales or operating results fall below expectations of investors or securities analysts, the price of our common stock could decline substantially.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our inventory and intangible assets, the value of certain liabilities and revenue recognition, including prescription demand, rebates, coupon redemptions, and product returns, and forfeiture rates and other estimates related to stock based compensation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and judgments are difficult to make accurately due to our limited operating history. In addition, these estimates and judgments, or the assumptions underlying them, may change over time, which could make any guidance we may give inaccurate and could require us to restate some of our previously reported financial information. A restatement of previously reported financial information could cause our stock price to decline and could subject us to securities litigation.

Risks related to commercialization

If our products and product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

The commercial success of our products and our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients and healthcare payors. Safety, efficacy, convenience and cost-effectiveness, particularly as compared to competitive products, are the primary factors that affect market acceptance. Even if a product displays a favorable efficacy and safety profile in clinical trials, market acceptance of the product will not be known until after it is launched. We have three FDA approved products: Vusion, Xolegel and Solagé. Our efforts to educate the medical community and third-party healthcare payors on the benefits of Vusion, Xolegel and Solagé, or any of our future products may require significant resources and may never be successful. Our most advanced product candidate, Hyphanox, contains the same active ingredient, itraconazole, as that contained in other branded and generic products currently on the market. Consequently, even if Hyphanox is approved by the FDA, we may not be able to achieve or maintain market acceptance of this product.

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

Compliance with this body of laws is complicated, time consuming and expensive. We are a relatively small company that only recently began selling pharmaceutical products. As such, we have very limited experience in developing, managing and training our employees regarding, a comprehensive healthcare compliance program. We cannot assure you that we are or will be in compliance with all potentially applicable laws and regulations. Even minor, inadvertent irregularities can potentially give rise to claims that the law has been violated. Failure to comply with all potentially applicable laws and regulations could lead to penalties such as the imposition of significant fines, debarment from participating in drug development and marketing and the exclusion from government-funded healthcare programs. The imposition of one or more of these penalties could adversely affect our revenues and our ability to conduct our business as planned.

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

We rely on third parties to perform many necessary commercial services for our products, including services related to the distribution, storage, and transportation of our products and a large portion of the physician detailing for Vusion.

We rely on the Specialty Pharmaceutical Services unit of Cardinal Health to perform a variety of functions related to the sale and distribution of our products in the United States. These services include distribution, logistics management, inventory storage and transportation, invoicing and collections. We also rely on Novartis Consumer Health, Inc. to co-promote our Vusion product directly to pediatricians. If these third party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties, our ability to deliver products to meet commercial demand would be significantly impaired.

We depend on three wholesalers for the vast majority of our product revenues in the United States, and the loss of any of these wholesalers would decrease our revenues.

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Approximately 85% of our product revenues in the twelve months ended December 31, 2007 were through these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to purchase minimum quantities or to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.

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

For example, the FDA has placed our oral Rambazole product candidate on clinical hold. If we do not receive regulatory approval to sell our product candidates or cannot successfully commercialize our product candidates, we would not be able to grow revenues in future periods, which would result in significant harm to our financial position and adversely impact our stock price.

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

All of our product candidates have significant milestones to reach, including the successful completion of clinical trials, before commercialization. If we experience significant delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates or any other products that we may develop will be adversely impacted. In addition, our product development costs would increase and our ability to generate revenue could be impaired.

We may need or elect to alter the formulations of our product candidates which would increase the time and expense of development and could require us to repeat pre-clinical or clinical studies.

The current formulations of our product candidates, other than Hyphanox, may not be the final formulations for which we would seek regulatory approval. This risk is particularly applicable to our Pramiconazole, Hivenyl and Rambazole product candidates. Each of these product candidates is in a relatively early stage of development and we have not yet selected the final formulation for any of them. Altering the formulation of a product candidate would increase the cost and potentially the time of development due to the additional formulation development work and manufacturing work, as well as the potential need for additional pre-clinical and clinical trials. In addition, altering the formulation could affect the pharmaceutical properties of the product candidate thereby potentially decreasing the usefulness or reliability of any pre-clinical or clinical results utilizing our current formulation.

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

This risk is particularly applicable to our oral and topical Rambazole product candidates, which are based on a novel class of molecules known as retinoic acid metabolism blocking agents, or RAMBAs. Since 2004, the FDA has become increasingly concerned about the safety profile of a class of drugs known as synthetic retinoids. Although Rambazole is not a synthetic retinoid, it blocks the intracellular metabolism of natural retinoic acid in cells, resulting in an increased presence of the body’s own retinoic acid. Because this is designed to provide similar therapeutic benefits of synthetic retinoid therapy, the FDA and foreign regulatory authorities may impose a more difficult, time consuming and expensive regulatory path in order to commence and complete the clinical testing of these product candidates as compared to others in our pipeline at the same stage of development. The FDA has placed our oral Rambazole product candidate on clinical hold. Because the active ingredient of our topical Rambazole product candidate is the same as oral Rambazole, we may experience a longer and more expensive regulatory process for this product candidate, as well.

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

Our success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies and product candidates and our ability to prevent third parties from infringing our proprietary rights. The patent situation in the field of biotechnology and pharmaceuticals generally, and dermatology products specifically, is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. We also may not have the resources to aggressively protect and enforce existing patent protection, and our competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement lawsuits, which are expensive and time-consuming.

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

As of December 31, 2007, we had 130 full-time employees, including approximately 60 sales representatives. We recently converted our sales force to be entirely Barrier employees. This type of expansion may place a significant strain on our management and operational resources. To manage this and any further growth, we will be required to continue to improve existing, and implement additional systems, procedures and controls, and hire, train and manage these additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our sales force consists of relatively newly hired employees. Turnover in our sales force or marketing team could adversely affect product sales growth.

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

Each of our marketed products competes, and if approved each of our product candidates will compete, for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by physicians. For example, we believe the primary competition for our marketed products are:

•

For Xolegel, in the treatment of seborrheic dermatitis, Nizoral from Janssen, Desowen from Galderma S.A., Loprox from Medicis Pharmaceutical Corporation and the generic equivalents of each, Tersi Foam from Quinnova Pharmaceuticals and Extina Foam from Stiefel Laboratories, Inc.

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

•

For Pramiconazole, in the treatment of superficial fungal infections, topical antifungals including Loprox from Medicis, Lotrimin AF from Schering-Plough and generic manufacturers, Lotrimin Ultra from Schering Plough, Lamisil AT from Novartis, and ketoconazole, miconazole and nystatin from generic manufacturers.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fourth quarter of fiscal 2007.

OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers:

Name	Age	Position
Geert Cauwenbergh, Ph.D	54	Chief Executive Officer and Director
Alfred Altomari	49	Chief Operating Officer
Braham Shroot	65	Chief Scientific Officer
Albert C. Bristow	38	General Counsel and Secretary
Anne M. VanLent	59	Executive Vice President, Chief Financial Officer and Treasurer
Dennis P. Reilly	49	Vice President, Principal Accounting Officer

Geert Cauwenbergh, Ph.D. is our founder and Chief Executive Officer. Dr. Cauwenbergh served as our Chairman of the Board and Chief Executive Officer from September 2001 until June 2006. Prior to joining us, Dr. Cauwenbergh was at Johnson & Johnson Consumer and Personal Care Products Companies from 2000 to 2002 where he served in various capacities, most recently as Vice President of Technology. From 1994 to 2000, Dr. Cauwenbergh was at Johnson & Johnson Consumer Companies Worldwide where he served in various capacities, most recently as Vice President of Research & Development. He received his Ph.D. in Medical Sciences from the Catholic University of Leuven, Faculty of Medicine, Belgium where he also completed his Masters and undergraduate work. Dr Cauwenbergh serves on the Board of Trustees of the Biotechnology Council of New Jersey, currently as Vice Chairman of the Board. He has been the author of numerous publications in the fields of Dermatology and Infectious Diseases. On January 25, 2008, Dr. Cauwenbergh announced that he will step down as our Chief Executive Officer effective March 31, 2008. Dr. Cauwenbergh will remain a member of our Board of Directors.

Alfred Altomari was appointed Chief Operating Officer in February 2006. From August 2003 until February 2006, Mr. Altomari served as our Chief Commercial Officer. Prior to joining us, Mr. Altomari was at affiliates of Johnson & Johnson from 1982 to 2003 where he most recently served as General Manager of the Ortho Neutrogena prescription drug development group. Mr. Altomari also serves as a director of Auxilium Pharmaceuticals, Inc. and Agile Therapeutics, Inc. Mr. Altomari received a bachelor’s degree in Science with a dual major in finance and accounting from Drexel University and received his M.B.A. from Rider University. On January 25, 2008, Mr. Altomari was elected as a member of our Board of Directors. Effective April 1, 2008, Mr. Altomari will become our Chief Executive Officer.

Albert C. Bristow has been our General Counsel since October 2003. Prior to joining us, Mr. Bristow was an attorney with Morgan, Lewis & Bockius LLP, Princeton, New Jersey. Mr. Bristow received a bachelor’s degree in the Arts from Lafayette College and a J.D. from the University of Pennsylvania.

Braham Shroot, Ph.D. has served as the Company’s Chief Scientific Officer since May 2007. Prior to joining the Company, from 1999 to 2007, Dr. Shroot served as the Chief Scientific Officer and Vice President of Research and Development for DFB Pharmaceuticals family of companies (DPT Laboratories, DFB BioScience, Healthpoint, Coria Laboratories and Phyton Biotech). From 1979 to 1997 Dr. Shroot was the Vice General Manager of Galderma CIRD, a division of the L’Oreal Group, and President of Galderma Research, Inc. from 1998 to 1999, where he established a basic retinoid research group and then directed the facility’s move to New Jersey in 1999. Dr. Shroot began his career with Pfizer, Inc. serving as a principal scientist from 1970 to 1976, and later as group leader from 1976 to 1979, where he specialized in antimicrobial and antifungal drug design and development. Dr. Shroot has a Bachelor of Science in Chemistry and a Doctorate of Philosophy degree in Organic Chemistry, both from Glasgow University, in Glasgow, Scotland, United Kingdom. He followed with postdoctoral research in the team of Professor RB Woodward, Nobel Laureate, on vitamin B12 at Harvard University and is an inventor on over 50 patents and author of over 260 publications.

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

	High	Low
2007
First Quarter	$8.69	$5.70
Second Quarter	$7.50	$5.62
Third Quarter	$7.60	$5.93
Fourth Quarter	$6.06	$3.32

2006
First Quarter	$11.34	$7.40
Second Quarter	$9.93	$5.25
Third Quarter	$7.30	$5.01
Fourth Quarter	$7.85	$5.98

As of March 7, 2008, there were 41 holders of record of our common stock. On March 7, 2008, the last reported sale price of our common stock as reported on the NASDAQ National Market was $3.65 per share.

Dividend Policy

Since we became a public company, we have not paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain future earnings in order to finance the growth and development of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, we did not sell any securities which were not covered by an effective registration statement under the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of our fiscal year ended December 31, 2007 with respect to our compensation plans under which equity securities are authorized.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted average price of outstanding stock options, warrants or rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,125,901	$7.91	2,073,967	*
Equity compensation plans not approved by security holders	0	N/A	0
Total	3,125,901	$7.91	2,073,967	*

*	Effective as of January 1, 2008, this number reflects an increase of 1,000,000 shares of common stock reserved for issuance under the Plan. The Plan contains an evergreen provision which provides for an automatic increase or reserved shares under the Plan each year on the first trading day in January of each calendar year by an amount equal to 5% of the total number of shares of common stock outstanding on the last trading day in December, not in excess of 1,000,000. This number also takes into consideration 150,391 shares of restricted common stock issued to certain employees under the Plan during 2006 and 2007, which is subject to future vesting. Future vesting is contingent upon the individual’s continued employment with the Company.

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

ASSUMES $100 INVESTED ON APRIL 28, 2004

ASSUMES DIVIDENDS REINVESTED THROUGH FISCAL YEAR ENDING DECEMBER 31, 2007

	4/28/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/30/05
Barrier Therapeutics, Inc.	$100	$93.40	$81.07	$110.67	$103.27	$52.87	$56.60	$54.67
Nasdaq Pharmaceutical Index	$100	$94.77	$90.64	$97.77	$85.86	$89.92	$105.71	$107.66
Nasdaq US Composite (US)	$100	$102.98	$95.56	$109.60	$100.68	$104.10	$109.07	$111.93

	3/31/06	6/30/06	9/30/06	12/31/06	3/30/07	6/29/07	9/28/07	12/31/07
Barrier Therapeutics, Inc.	$64.53	$43.60	$43.07	$50.27	$46.20	$43.33	$40.27	$26.27
Nasdaq Pharmaceutical Index	$110.59	$98.93	$103.37	$105.39	$103.12	$107.67	$112.73	$110.82
Nasdaq US Composite (US)	$118.73	$114.46	$118.95	$127.17	$127.37	$136.45	$140.79	$137.91

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years has been derived from and is qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003, have been audited by Ernst & Young LLP, an independent registered public accounting firm.

This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of Part II of this annual report on Form 10-K.

We have not paid any cash dividends on our shares of common stock during the periods presented.

	Year Ended December 31,
	2007		2006		2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Net product revenue	$23,519		$5,853		$792	$—	$—
Other revenue	563		885		1,748	897	367

Total net revenue	24,082		6,738		2,540	897	367

Operating expenses:
Cost of product revenues	3,192		1,431		544	—	—
Research and development	27,900	*	25,895	*	30,369	30,904	17,485
Selling, general and administrative	49,630	*	35,795	*	20,280	11,475	3,730

Total operating expenses	80,722	*	63,121	*	51,193	42,379	21,215

Loss from operations	(56,640)		(56,383)		(48,653)	(41,482)	(20,848)
Interest income	2,127		3,015		2,929	1,408	419
Interest expense	(229)		(61)		(53)	(36)	(3)

Net loss before income tax benefit and cumulative effect of change in accounting principle	(54,742	)*	(53,429	)*	(45,777)	(40,110)	(20,432)
Income tax benefit	1,050		655		536	367	217
Cumulative effect of change in accounting principle	—		57		—	—	—
Preferred stock accretion	—		—		—	(4,592)	(8,432)

Net loss attributable to common stockholders	$(53,692	)*	$(52,717	)*	$(45,241)	$(44,335)	$(28,647)

Basic and diluted net loss per share	$(1.74	)*	$(2.06	)*	$(1.91)	$(3.02)	$(83.95)

Weighted average shares used in computing basic and diluted net loss per share	30,862,594		25,583,259		23,656,306	14,677,710	341,256

*	Note: As discussed in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”).

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$48,463	$58,884	$78,120	$89,081	$53,776
Working capital	31,035	50,056	72,785	82,846	51,682
Total assets	67,416	67,234	84,961	92,784	56,971
Long-term notes payable	104	280	405	443	193
Accumulated deficit	(257,850)	(204,158)	(151,441)	(106,200)	(61,865)
Total stockholders’ equity (deficit)	33,918	53,213	76,266	83,570	(61,534)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in Item 1A of Part I of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our goal is to develop a portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders and become a leader in the development and commercialization of prescription pharmaceutical products to treat these diseases and disorders.

We currently market three pharmaceutical products in the U.S., Xolegel (ketoconazole, USP) Gel 2%, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. We market our products directly to dermatologists and other target physicians through both our own specialty sales force and under a co-promotion agreement with Novartis Consumer Health in the United States.

We have other product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including onychomycosis, psoriasis, acne, skin allergies and superficial fungal infections. In addition, we have access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. The development of each of our product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission to the FDA for marketing approval are completed.

In 2007, we recognized total product revenues of $23.5 million mostly related to our Vusion and Xolegel sales in the United States. In 2006, we recognized total product revenues of $5.9 million mostly related to our Vusion sales in the U.S. and sales of Solagé in the U.S. and Canada. We expect product revenues to increase in 2008 to between $46 million to $50 million, primarily due to the anticipated growth in sales for our Vusion and Xolegel products. We have increased our focus on the U.S. market for sales growth in the near term. Due to pricing pressures on our current product portfolio we have discontinued sales and marketing efforts in Canada and the European Union.

We have financed our operations and internal growth almost entirely through proceeds from private placements of preferred stock, our initial public offering in the second quarter of 2004 and our follow-on public offerings in the first quarter of 2005, the third quarter of 2006 and the third quarter of 2007. In June 2007, we entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of our commercial operations.

We were incorporated in September 2001 and commenced active operations in May 2002. Since our inception we have incurred significant losses. As of December 31, 2007, we had an accumulated deficit of $257.9 million. We expect to continue to spend significant amounts on the commercial development of our products, including the sales and marketing of Vusion and Xolegel. We also plan to continue to invest in the clinical development of our product candidates and to seek marketing approvals for our product candidates, primarily in the United States. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability. Additionally, we plan to continue to evaluate possible acquisitions of marketed products or businesses that complement our development and commercialization strategy.

Selling, general and administrative expenses consist primarily of salaries and other related personnel costs (including stock based compensation expense), sales, marketing and promotion expenses, general corporate activities, professional fees and facilities costs. In 2007, selling, general and administrative expenses totaled $49.6 million. We expect these costs to increase in 2008 compared to 2007, to within the range of $54 million to $56 million, as we continue to increase our commercial efforts in support of Vusion and Xolegel. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products.

Research and clinical development expenses represent:

•	cost incurred for the conduct of our clinical trials,

•	cost related to pre-clinical studies, including toxicology and pharmacokinetics,

•	cost incurred in screening for new product candidates,

•	manufacturing development costs related to our clinical product candidates,

•	personnel and related costs related to our research and product development activities (including stock based compensation expense), and

•	outside professional fees related to clinical development and regulatory matters.

We outsource the conduct of our pre-clinical studies, clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense these research and development costs as they are incurred. In 2007, research and development expenses totaled $27.9 million. We expect that our research and development expenses will be slightly lower in 2008 compared to 2007, within the range of $24 million to $26 million. We plan to complete our ongoing Hyphanox phase 3 study in onychomychosis as well as continue our efforts for other pipeline candidates. Currently, we are actively seeking partnership opportunities for our Pramiconazole product candidate. In addition, we are gathering toxicology and clinical data on our Rambazole product. We plan to submit this data to the FDA to request removal of their clinical hold in the United States.

We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and market our products. We expect these losses to decrease over time with the anticipation of product revenue growth. We expect that our net loss will be lower in 2008 compared to 2007, within a range of $30 million to $35 million. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:

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

Net Product Revenue.    We sell our products primarily to wholesalers, who, in turn, sell to pharmacies. The following are our revenue recognition policies.

New Product Launch—At the time of a new product launch, we utilize a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data. Once we have established a normal level of wholesale inventory based on a normalized prescription demand, revenue is recognized, net of reserves, upon shipment to the wholesaler. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates, we defer revenue on sales to wholesalers until we can make reliable estimates of returns, discounts and related end user demand. We attempt to monitor our inventory levels at our wholesalers and pharmacies to ensure inventory outstanding remain within normal levels. We estimate inventory at wholesalers based on historical sales to wholesalers, inventory data provided to us by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

Product Sales Allowances—We record product sales net of the following significant categories of product sales allowances: prompt payment discounts, wholesaler fees, returns, coupons, discounts for Medicaid, managed care and governmental contracts. In determining allowances for product returns, coupons and Medicaid rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate prescription demand and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales. Calculating some of these items involves significant estimates and judgments and, at times, requires us to use information from external sources.

Returns—Customers can return short-dated or expired product that meets the guidelines set forth in our return goods policy. Returns are accepted from wholesalers and retail pharmacies. Wholesaler customers can return short dated product with six months, or less, shelf life remaining and expired product within twelve months following the expiration date. Retail pharmacies are not permitted to return short-dated product but can return full or partial quantities of expired product only within twelve months following the expiration date. We base our estimates of product returns for each of our products on the percentage of returns that we have experienced historically or based on industry data for similar products. Notwithstanding this, we may adjust our estimate of product returns if we are aware of other factors that we believe could meaningfully impact our expected return percentages. These factors could include, among others, our estimates of inventory levels of our products in the distribution channel, known sales trends and existing or anticipated competitive market forces such as product entrants and/or pricing changes.

Rebates - Patient Discount/Coupons—From time to time we offer patients the opportunity to obtain free or discounted products through a program whereby physicians provide coupons or payment cards to qualified patients for redemption at retail pharmacies. We reimburse retail pharmacies for the cost of these products through a third party administrator. We recognize the estimated cost of this reimbursement as a reduction of gross sales when product is sold. As a result of these patient discount and coupon offers, at the time of product shipment, we must estimate the likelihood that products sold to wholesalers and pharmacies might be ultimately sold to a patient who redeems a coupon. We base our estimates on the historic coupon redemption rates for similar products we receive from third party administrators, which detail historic patterns. We maintain an accrual for unused coupons based on inventory in the distribution channel and historical coupon usage rates and adjust this accrual whenever changes in such coupon usage rates occur.

Rebates - Medicaid discounts — In some states we participate or have applied to participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.

We record accruals for Medicaid rebates as a reduction of sales when product is sold to our wholesaler distributors. These reductions are based on historical rebate amounts and trends of sales eligible for these governmental programs for a period, as well as any expected changes to the trends of our total product sales. In addition, we estimate the expected unit rebate amounts to be used and adjust our rebate accruals based on the expected changes in rebate pricing. Rebate amounts are generally invoiced and paid quarterly in arrears, so that our accrual consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual for prior quarters’ unpaid rebates and an accrual for inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as required.

We will adjust our allowances for product returns, coupon and Medicaid rebates based on our actual sales experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe actual experience may differ from our estimates.

Other Revenues. Contract revenues include license fees and other payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

Revenue from non-refundable, upfront license fees where we have a continuing involvement is recognized on a straight-line basis over the performance period. We periodically re-evaluate our estimates of the performance period and revise our assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in our financial statements in future periods. At December 31, 2007, we had no deferred revenue in our financial statements.

Grant revenues are recognized when we provide the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Inventories. Inventory is recorded upon the transfer of title from our vendors. Our inventories are valued at the lower of cost or market and include finished good inventories. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. Our inventories are subject to expiration dating. We regularly review inventory, including inventory purchase commitments, for short dated or slow moving inventory based on expected revenues and expiration dates of inventories. For those units we identify as short dated or slow moving, we estimate their market value based on current trends. If the projected net realizable value is less than cost, on a product basis, we will record a provision to reflect the lower value of inventory. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results. In 2007, inventory reserves totaled $0.3 million primarily related to Canadian inventory write-offs due to the Company exiting commercial operations in Canada during 2007 and a reserve for short dated product in the United States. In 2006, inventory reserves totaled $0.2 million related to obsolete inventory in Europe.

We have committed to make future minimum inventory commitments under supply agreements to third parties for certain product inventories. We evaluate our ability to meet these future minimum commitments on a regular basis using current product demand along with estimated future product demand and forecasts. If we determine we can not meet the future minimum we record a charge to cost of product revenues. In 2007, we recorded a charge of $0.6 million in cost of product revenues related to an international inventory commitment with Janssen Pharmaceutica, NV. No such charges were recorded in 2006 or 2005. As of December 31, 2007, our minimum purchase commitments total $8.8 million, the majority of which relate to Vusion and Xolegel. We expect to fully utilize these contracts.

We expense our inventory costs associated with products prior to regulatory approval as research and development expense.

Intangible Assets. Product rights are being amortized on a straight-line basis over the life of the underlying patent, which expires in 2013. We continually evaluate the reasonableness of the carrying value of its intangible assets. An impairment may be recognized if the expected future undiscounted cash flows are less than their carrying amounts. As of December 31, 2007, no impairment exists.

Stock-based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. We commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted after the effective date.

For years ended December 31, 2007 and 2006, we recorded an expense for stock based compensation of $4.6 million, $0.7 million of which was recorded in research and development expense and $3.9 million was recorded in selling, general and administrative expense, and $5.3 million, $1.4 million of which was recorded in research and development expense and $3.9 million was recorded in selling, general and administrative expenses. In December 2007, we recorded an adjustment related to forfeitures to true-up actual expense reported in our financial statements in 2006 and 2007. This adjustment was not material to either the current or prior periods.

Stock options are granted to employees at exercise prices equal to the fair market value of our stock at date of grant. Stock options generally vest over three to four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. Expected volatilities are based on historical volatility of our stock price, which is compared to the volatility of a peer group of companies for reasonableness. The expected life of stock options is calculated using the “short-cut approach” in developing our estimate of expected term for “plain vanilla” stock options granted by using the mid-point between the vesting date and contractual termination date as allowed by Staff Accounting Bulletin No. 107. The risk-free interest rates are derived from the United States Treasury rates. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. The fair value of the options was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.89%	4.75%	4.0%
Dividend yield	0%	0%	0%
Expected life	6.0 years	6.0 years	6.0 years
Volatility	62%	70%	75%

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

FAS 123(R) does not change the accounting guidance for how we account for options issued to non-employees. We account for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. We recorded $69,000, $133,000 and $378,000, non-employee stock compensation expense for years ended December 31, 2007, 2006, and 2005, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact this provision may have on our consolidated financial statements; however, we do not believe that its adoption will have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require a Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of Statement 159 will have on our consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently evaluating the requirements of EITF 07-3; however, we do not believe that its adoption will have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. We do not expect that the adoption of Statement No. 141(R) will have a significant impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) which amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007; however, SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants since we do not have enough historical experience to provide a reasonable estimate due to the limited period that our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

Results of Operations

Years ended December 31, 2007, 2006 and 2005

Net Revenues. Net Revenues are summarized below:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net product revenues
U.S.	$23,055	$5,331	$684
International	464	522	108

Total net product revenues	23,519	5,853	792
Grant revenue	510	256	1,059
Contract revenue	53	629	689

Total net revenue	$24,082	$6,738	$2,540

Total net revenues for 2007 increased $17.3 million over 2006 mostly related to increased product revenues of Vusion and Xolegel in the United States, offset in part by a decrease in contract revenue. Total net revenues for 2006 increased $4.2 million over 2005 mostly related to the launch of Vusion in the U.S., offset by a decrease in grant revenue.

Net Product Revenues. Net product revenues for the year ended December 31, 2007 increased $17.7 million compared to the same period in 2006 primarily due to U.S. sales of Vusion and Xolegel, which launched in Q2 2006 and Q4 2006, respectively. Net product revenues for the year ended December 31, 2006 increased $5.1 million compared to the same period in 2005 primarily due to the launch of Vusion. We expect product revenues to grow significantly as we expand our marketing efforts for our products. In 2005, we recognized product revenues of $0.8 million for our sales of Solagé in the U.S. and Canada and sales of VANIQA in Canada. Due to pricing pressures on our current product portfolio we have discontinued sales and marketing efforts in Canada and the European Union.

•

Vusion—Vusion is approved for the treatment of diaper dermatitis complicated by documented candidiasis. Vusion was approved by the FDA in February 2006 and we commercially launched the product in the United States in May 2006.

•	Xolegel—Xolegel is approved for the treatment of seborrheic dermatitis. Xolegel was approved by the FDA in July 2006 and we commercially launched the product in the U.S. in November 2006.

•	Solagé—Solagé is approved for the treatment of solar lentigines. We acquired Solagé in 2005 and market the product in both the U.S. and Canada.

Net Product Revenues are summarized below:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net product revenues
Vusion	$18,133	$3,765	$—
Xolegel	3,928	130	—
Solagé	994	1,436	684

US net product revenues	23,055	5,331	684

International	464	522	108

Total net product revenues	$23,519	$5,853	$792

At December 31, 2007, there was no Deferred Revenue. Deferred Revenue of $0.4 million at December 31, 2006, primarily reflects the deferral of sales related to the Xolegel launch in the U.S. along with some Canadian sales. Deferred Revenue of $0.6 million at December 31, 2005, reflects primarily the deferral of contract milestones related to our distribution agreements and some Canadian sales.

Gross-to-Net Product Revenue Adjustments. We recognize product revenues net of allowances and accruals for estimated rebates, wholesaler fees, cash discounts, product returns and chargeback and other discounts. Rebate deductions reflect estimates of coupon discounts and Medicaid rebates based on historical payment data and estimates of future Medicaid beneficiary utilization. Wholesaler service fees are fees paid to our U.S wholesalers for distribution services. Cash discounts deductions reflect prompt payment term discounts extended to our customers. Allowance for sales returns are based on the actual returns history as well as anticipated returns.

The following table summarizes our gross-to-net revenue deductions:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Gross product revenues	$42,472	$7,152	$822
Rebates (Medicaid and coupon)	15,621	706	4
Wholesaler fees	1,401	200	—
Cash discounts	809	148	18
Product returns	548	25	7
Other (including chargebacks)	574	220	1

Total net product revenues	$23,519	$5,853	$792

Rebates increased $14.9 million in 2007 as compared to 2006 primarily due to increased sales volume and increased unit rebate amounts for Medicaid as well as the introduction of our coupon discount. Wholesaler fees, cash discounts, product returns and chargebacks increased in 2007 as compared to 2006 as a result of the increase in sales volume.

The following is a summary of gross to net sales reductions that are accrued on our consolidated balance sheets as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
	(in thousands)
Accounts Receivable Reductions
Cash discounts	$227	$37
Other (including doubtful accounts)	35	12

Total accounts receivable reductions	262	49
Accrued Liabilities
Rebates (Medicaid and coupon)	$10,013	$630
Wholesaler fees	618	135
Other(including product returns, chargebacks, etc)	448	30

Total revenue related accrued liabilities	$11,079	$795

The following table provides a summary of activity with respect to the Company’s rebates, wholesaler fees and other accruals during 2007 (amounts in thousands):

	Rebates	Wholesaler Fees	Other
	(in thousands)
Balance at December 31, 2006	$630	$135	$30
Provision	15,621	1,401	1,122
Payments	6,238	918	704

Balance at December 31, 2007	$10,013	$618	$448

Other Revenues. Other revenues consist of grant revenues and milestone payments for certain product rights which are amortized over the estimated service period. Grant revenue primarily relates to payments on a Belgium research grant. Other revenues in 2007 decreased $0.3 million as compared to 2006 due to primarily to the absence of contract revenue. Other revenues declined $0.9 million for the year ended December 31, 2006 compared to the same period in 2005 due to the timing of a Belgian research grant. We received a new grant in May 2006 from a Belgian governmental agency promoting technology in the Flemish region of Belgium that will pay €1.25 million (approximately $1.8 million) over a three-year period starting in 2006. In 2005, we recorded grant revenue from a similar Belgian governmental agency research grant of $1.1 million.

Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to our commercial products was $3.2 million, or 14% of net product revenues in 2007 as compared with $1.4 million, or 24% of net product revenues in 2006. The decrease in the cost to revenue ratio was a result of both higher net prices and lower per unit fixed expenses partially offset by a one time $0.6 million charge related to an international manufacturing commitment. Total cost of product revenues for year ended December 31, 2006 increased $0.9 million to $1.4 million or 24% of net product revenues compared to the same period in 2005 due to higher sales volumes, primarily from Vusion, and the recording of a $0.2 million allowance for inventory obsolescence in Europe. Cost of product revenue totaled $0.5 million for the year ended December 31, 2005. In the first quarter of 2005, we acquired the U.S. and Canadian rights to Solagé, and are amortizing the remaining intangible asset over the expected patent life. Amortization expense related to the product rights for the acquisition of Solagé was $351,000, $351,000 and $320,000 for 2007, 2006 and 2005, respectively. We expect that our gross margin as a percentage of net sales will fluctuate based on the relative mix of our various products sales.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cost of product revenue
Manufacturing costs	$2,527	$898	$121
Distribution costs	314	182	103
Amortization of product rights	351	351	320

Total cost of product revenue	$3,192	$1,431	$544

Percentage of net product revenue	14%	24%	69%

Research and Development Expenses. Total research and development expenses for 2007 of $27.9 million were $2.0 million, or 8%, higher than 2006. Total research and development expenses for 2006 of $25.9 million were $4.5 million, or 15%, lower than 2005.

Below is a summary of our research and development expenses:

	Year ending December 31
	2007	% of Total	2006	% of Total	2005	% of Total
	(in thousands)
Marketed products	$2,501	9%	$2,567	10%	$6,280	21%
Hyphanox	9,213	33%	2,576	10%	4,992	16%
Rambazole	3,333	12%	5,207	20%	3,444	11%
Pramiconazole	2,268	8%	2,987	12%	3,130	11%
Liarozole	618	2%	2,137	8%	1,275	4%
Other clinical/pre-clinical stage products	894	3%	810	3%	1,640	5%
Internal expenses	8,345	30%	8,200	32%	9,608	32%
Stock based compensation	728	3%	1,411	5%	n/a

Total research and development expenses	$27,900	100%	$25,895	100%	$30,369	100%

In the preceding table, research and development expenses are set forth in the following eight categories:

•

Marketed Products—Expenses for the year ending December 31, 2007 remained constant compared to the year ending December 31, 2006, as lower spending for Xolegel and Solagé was offset by higher Vusion expenses. Most of the decrease related to Xolegel expenses in 2006 included stability and manufacturing expenses which related to our commercial launch and post approval commitments offset by higher spending relating to the Vusion Phase 4 Resistance Study. Expenses for the year ending December 31, 2006 decreased $3.7 million compared to the year ending December 31, 2005, mostly related to the absence in 2006 of the Xolegel long-term safety study and other regulatory filing and preparation expenses for both Xolegel and Vusion in 2005.

•

Hyphanox— Expenses for the year ending December 31, 2007 increased $6.6 million compared to the year ending December 31, 2006. The Phase 3 clinical study in toenail onychomycosis was ongoing throughout the year, began enrollment in Q3 2006, and completed enrollment in September 2007. In 2006 the expenses realized for this study were related to study and site start up fees as well as supporting initial enrollment. Expenses for the year ending December 31, 2006 decreased $2.4 million compared to the year ending December 31, 2005 primarily due to the completion in mid 2005 of the Phase 3 clinical trial in vulvovaginal candidiasis, (VVC). Our expenses for Hyphanox for 2005 are related to the completion of the VVC trial, supportive pharmacokinetics studies, and set-up expenses for the Phase 3 clinical trial for the treatment of toenail onychomycosis.

•

Rambazole—Expenses for year ending December 31, 2007 decreased $1.9 million compared to the year ending December 31, 2006 primarily due to the completion of our Phase 2b study in psoriasis. Expenses for the year ending December 31, 2006 increased $1.8 million compared to year ending December 31, 2005, primarily due to expenses realized from the commencement of the Phase 2b study in psoriasis, the ongoing manufacturing development, and the conduct of pre-clinical studies.

•

Pramiconazole—Expenses for the year ending December 31, 2007 decreased $0.7 million compared to the year ending December 31, 2006 primarily due to the decrease in Pharmaceutical Development expenses in 2007 offset partially by expenses related to the Phase 1 dose escalation study and the Phase 2a study in onychomycosis. Expenses for the year ending December 31, 2006 decreased $0.1 million compared to year ending December 31, 2005. This was a result of lowered manufacturing development expenses offset by increased clinical expenses related to the Phase 2b study in pityriasis (tinea) versicolor.

•

Liarozole—Expenses for the year ending 2007 decreased $1.5 million compared to year ending December 31, 2006 due to the completion of our Phase 2/3 trial for the treatment of lamellar ichthyosis in April 2007. We have no plans to further develop this drug. Expenses for the year ending

December 31, 2006 increased $0.9 million compared to year ending December 31, 2005, primarily due to conduct of the Phase 2/3 trial for the treatment of lamellar ichthyosis in 2006, offset partially by lower manufacturing and pre-clinical expenses in 2006.

•

Other pre-clinical/clinical stage products—These expenses generally encompass direct expenses relating to the development of our research and preclinical product candidates and the screening of molecules to identify new product candidates.

•

Internal expenses—Internal research and development expenses, including personnel and related expenses for the year ended December 31, 2007 decreased as compared to the year ending December 31, 2006. Lower overhead and other expenses were partially offset by higher personnel and consulting expenses. Internal expenses for the year ending December 31, 2006 decreased $1.4 million as compared to the corresponding period in 2005. This decrease is primarily due to lower personnel, consulting and related expenses.

•

Stock based compensation—Stock based compensation for 2007 was $0.7 million in 2007 compared to $1.4 million in 2006. The decrease in stock compensation expense is partially due to an adjustment recorded in the fourth quarter of 2007 related to forfeitures and a decrease in the fair value of our common stock.

We expect that our research and development expenses will be slightly lower in 2008 compared to 2007, within the range of $24 million to $26 million. We plan to complete our ongoing Hyphanox phase 3 study in onychomychosis as well as continue our efforts for other pipeline candidates. We are actively seeking partnership opportunities for our Pramiconazole product candidate to accelerate development and offset expenses.

Selling, General and Administrative expense. Total selling, general and administrative expenses for 2007 of $49.6 million were $13.8 million, or 39% higher than 2006. Total selling, general and administrative expenses for 2006 of $35.8 million were $15.5 million, or 77% higher compared to 2005.

	Year ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
	(in thousands)
Selling, general and administrative
Selling expenses	$15,541	31%	$11,210	32%	$2,686	13%
Commercial infrastructure, marketing and market research expenses	22,109	44%	12,817	36%	9,158	45%
Corporate administrative expenses	8,133	17%	7,909	22%	8,436	42%
Stock based compensation expense	3,847	8%	3,859	10%	—

Total selling, general and administrative expenses	$49,630	100%	$35,795	100%	$20,280	100%

Selling expenses—Additional expenses related to the expansion of our U.S. sales force of $2.7 million along with $1.6 million of expenses related to our third party co-promotion services for Vusion accounted for the increase in 2007 selling expenses as compared to 2006. The expansion of our U.S. sales force from 21 to 60 sales associates in the second quarter of 2006 accounted for $8.5 million of the increase in 2006 expenses as compared to the same period in 2005.

Commercial infrastructure, marketing and market research expenses—Commercial expenses increased $9.3 million in 2007 as compared to 2006 primarily due to our investment in the commercial launches of Vusion and Xolegel, including our direct to consumer campaign for Vusion and our sampling programs. Commercial expenses increased $3.7 million in 2006 primarily due to higher brand marketing and market research expenses compared to the same period in 2005. This increase is related to costs for the launch of Vusion and Xolegel, and support of our other commercial products in the U.S., Canada and Europe.

Corporate general and administrative expenses of $8.1 million for 2007 remained relatively flat as compared to 2006. Corporate general and administrative expenses totaled $7.9 million for 2006, which represents a decrease of $0.5 million compared to the same period in 2005.

In 2007 and 2006 we recorded $3.8 million and $3.9 million, respectively, of stock based compensation expense in selling, general and administrative expenses.

We expect selling, general and administrative costs to increase in 2008 compared to 2007, within the range of $54 million to $56 million, as we continue to increase our commercial efforts in support of Vusion and Xolegel. In addition, if we were to acquire or in-license other products, we would then incur sales and marketing costs related to such products.

Interest Income, net of interest expense. Interest income, net of interest expense, totaled $1.9 million for 2007 declined by $1.1 million as lower average balances more than offset higher interest rates. Interest income, net of interest expense, totaled $3.0 million for 2006, and was comparable to $2.9 million for 2005.

Income Taxes. The income tax benefit of $1.1 million in 2007 increased $0.4 million from 2006. The income tax benefit of $0.7 million in 2006 increased $0.1 million from 2005. Income tax benefits in all three years represent the net proceeds from the sale of a portion of unused prior years’ New Jersey State net operating loss carryforwards.

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of convertible preferred stock, the proceeds from our initial public offering of common stock, our follow-on public offering of common stock and a registered direct offering. In our most recent follow-on public offering in September 2007, we issued and sold, through a registered direct offering, approximately 5.5 million shares of our common stock for net proceeds of approximately $29.4 million. Prior to that we raised net proceeds of approximately $24.0 million from our follow-on public offering in September 2006, $36.0 million from our follow-on public offering in February 2005 and $67.9 million from our initial public offering in May 2004. Through all of these offerings we have raised an aggregate net cash proceeds of approximately $157.3 million. We have an equipment financing agreement with a third party for up to $1.5 million with an interest rate of 6.15%, plus the three year Treasury Constant Maturities rate at the time of funding. Each time we received funding, we entered into a promissory note with a term of 3 years, secured by the related fixed assets. As of December 31, 2007, the line is closed for further drawdowns.

In June 2007, we entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of our commercial operations. We will make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of our accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. We will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total fees of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. We issued no stock warrants or other dilutive securities in conjunction with the creation of the credit facility. At December 31, 2007, we had outstanding borrowings under the facility of approximately $8.5 million.

Cash, cash equivalents and investments at December 31, 2007 were $48.5 million, representing 72% of total assets, down from $58.9 million, representing 88% of total assets, at December 31, 2006.

Cash Flows. At December 31, 2007 we had $18.9 million in cash and cash equivalents, as compared to $11.1 million at December 31, 2006. Our major uses of cash in 2007 include $48.2 million of cash used in operations, partially offset by $18.1 million cash provided by investing activities and $38.0 million in cash provided by financing activities. At December 31, 2006 we had $11.1 million in cash and cash equivalents, as compared to $16.9 million at December 31, 2005. Our major uses of cash in 2006 include $43.3 million of cash used in operations, partially offset by $13.2 million in cash provided by investing activities and $24.3 million in cash provided by financing activities. Cash used in operations for both periods mostly related to research and development spending and the investment in the commercial launches of two new products in the United States including the expansion of our sales force from 21 to 60 territories.

The change in cash and cash equivalents is as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Net cash used in operating activities	$(48,224)	$(43,307)	$(44,238)
Net cash provided by investing activities	18,098	13,198	12,550
Net cash provided by financing activities	38,011	24,263	36,703
Effect of exchange rate changes on cash and cash equivalents	(51)	16	(32)

Net increase (decrease) in cash and cash equivalents	$7,834	$(5,830)	$4,983

Working capital, which is calculated as current assets less current liabilities, decreased $19.0 million to $31.0 million at December 31, 2007 compared to $50.1 million at December 31, 2006 primarily due to a net decrease in cash and marketable securities balances of $10.4 million, an $11.7 million increase in accounts payable and accrued expenses, and an $8.4 million increase in current notes payable which were partially offset by a $9.9 million increase in trade receivables and a $1.5 million increase in prepaids and other assets. The increase in accounts payable and accrued expenses primarily relates to revenue related accruals including Medicaid rebates, wholesaler fees and coupon rebates along with promotional expenses. The increase in notes payable relates to our borrowings under our $12 million senior secured credit facility. Receivables increases were directly attributable to our net product revenue growth in 2007.

Net Cash Used in Operating Activities. Cash used in operating activities for 2007 was $48.2 million, mostly related to spending on research and development, investment in commercial operations, and corporate administration. In addition, we had an increase of $11.7 million in our accounts payable and accrued liabilities accounts since year-end 2006 reflecting higher revenue related accruals including Medicaid rebates, wholesaler fees and coupon rebates and commercial liabilities associated with our expanded sales organization, third party co-promotion agreement and marketing costs associated with our Vusion and Xolegel products. This favorable cash item was offset by $11.4 million of additional cash usage related to higher accounts receivable and prepaid expenses mostly associated with our expanded commercial infrastructure.

Net Cash Provided By Investing Activities. Cash provided by investing activities for the year ended December 31, 2007 was $18.1 million. This was primarily attributable to $18.3 million of net proceeds from sales and maturities of marketable securities transactions. Our investing activities reflect investments in marketable securities, purchase of product rights and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the year ended December 31, 2007 was $38.0 million, primarily related to proceeds from a registered direct offering in September 2007 with net proceeds of approximately $29.4 million and $8.5 million in borrowings under the revolving credit facility offset in part by repayment of notes payable.

We expect that our existing cash at December 31, 2007 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for at least the next 12 months. We currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We may require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

•	the success of our development and commercialization of our product candidates;

•	the scope and results of our clinical trials;

•	advancement of other product candidates into clinical development;

•	potential acquisition or in-licensing of other products or technologies;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of manufacturing activities; and

•	the costs of commercialization activities, including product marketing, sales and distribution and related working capital needs.

Commitments

The following table summarizes our material commitments as of December 31, 2007:

(in thousands) Commitments	Total	Less than one year	One to Three Years	After Three Years
Notes payable	$8,815	$8,711	$104	$—
Operating lease obligations	1,767	636	1,131	—
Other commitments(a)	36,123	30,024	5,510	589

Total	$46,705	$39,371	$6,745	$589

(a)	The other commitments reflected in the table include obligations to purchase product and product candidate materials contingent on the delivery of the materials and to fund various clinical trials contingent on the performance of services. These obligations also include long-term obligations, including milestone payments that may arise under agreements that we may terminate prior to the milestone payments being due. The table excludes contingent royalty payments that we may be obligated to pay in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The recent decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis effecting the broader U.S. housing market, the financial services industry and global financial markets. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of our money market funds to be material or warrant a determination of an other than temporary write down.

Most of our transactions are conducted in United States dollars although we do have some agreements with vendors located outside the United States. Transactions under some of these agreements are conducted in United States dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under other of these agreements are conducted in the local foreign currency. We have a wholly-owned subsidiary, Barrier Therapeutics, N.V., which is located in Geel, Belgium and a wholly owned subsidiary, Barrier Therapeutics Canada Inc., which is located in Toronto, Canada. Except for funding being received under our grant from a Belgian governmental agency which is denominated in Euros, and locally earned interest income, all research costs incurred by Barrier Therapeutics, N.V. are funded under a service agreement with Barrier Therapeutics, Inc. from investments denominated in dollars. Our Canadian subsidiary, Barrier Therapeutics Canada, Inc. became operational in the third quarter of 2005. We ceased commercial operations in Canada during 2007. Any continuing funding for these operations will also come from investments denominated in dollars. Therefore, we are subject to currency fluctuations and exchange rate gains and losses on these transactions. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer, principal financial officer, principal accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Barrier Therapeutics, Inc.

We have audited Barrier Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Barrier Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Barrier Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Barrier Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Barrier Therapeutics, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

MetroPark, New Jersey

March 7, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information which shall be included in our definitive proxy statement for the 2008 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 1B.	DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this report under Item 8 of Part II hereof:

1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

Exhibit No.	Description
1.1	Underwriting Agreement dated September 14, 2006 entered into by and between the Registrant and Pacific Growth Equities, LLC, filed as Exhibit 1.1 to Form 8-K filed on September 15, 2006

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

3.2	Third Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Company’s current report on 8-K on December 5, 2007

4.1	Specimen copy of stock certificate for shares of common stock of the Registrant, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.2	Amended and Restated Investors Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the Investors listed therein, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.1†	2002 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.2(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and between the Registrant and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.3	Amendment No. 1 to the Intellectual Property Transfer and License Agreement dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.4(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and among the Registrant and Janssen Pharmaceutica Products, L.P. and Ortho-McNeil Pharmaceutical, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.5	Amendment No. 1 to the Intellectual Property Transfer and License Agreement, dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.6†	Restricted Stock Purchase Agreement, dated as of October 31, 2001, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.7†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of May 7, 2002, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.8†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.9†	Restricted Stock Purchase Agreement, dated as of February 20, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

Exhibit No.	Description
10.10†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated May 7, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.11†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.12†	Restricted Stock Purchase Agreement, dated as of August 1, 2002, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.13†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.14	Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.15	Amendment No. 1 dated November 6, 2003, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.16	Master Security Agreement, dated as of August 21, 2003 and Amendment, dated as of September 3, 2003, between the Registrant and General Electric Capital Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.17(1)	Development and Supply Agreement, dated as of May 16, 2002, between the Registrant and Abbott GmbH & Co. KG, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.18†	2004 Stock Incentive Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.19†	Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.20	Amendment No. 2 dated May 13, 2004, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004.

10.21(1)	Distribution and License Agreement dated November 4, 2004 between the Registrant and Grupo Ferrer Internacional, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.22	Finished Product Supply Agreement dated July 14, 2004 between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122261).

10.23	Product Acquisition Agreement dated February 5, 2005 between the Registrant and Moreland Enterprises Limited, filed as Exhibit 10.26 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122261).

10.24	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between the Registrant and Janssen Pharmaceutica Products, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

Exhibit No.	Description
10.25	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between the Registrant and Carl W. Ehmann, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.26	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005.

10.27(1)	Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.28(1)	Manufacturing Agreement dated as of March 31, 2005 by and between the Registrant and DPT Laboratories, Ltd., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.29(1)	Amendment No. 1 dated December 6, 2005 to Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.30†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.31†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Charles Nomides, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.32†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.33†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Alfred Altomari, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.34†	Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between the Registrant and Albert Bristow, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.35	Sales Force Services Agreement, dated as of March 2, 2007, by and between the Registrant and Novartis Consumer Health, Inc., filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.36(1)	Supply Agreement, dated as of July 12, 2007, by and between the Registrant and Abbott GmbH & Co., KG, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

10.37	Credit and Security Agreement, dated as of June 29, 2007, by and between the Registrant and Merrill Lynch Capital, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

10.38	Revolving Loan Note, dated as of June 29, 2007, by and between the Registrant and Merrill Lynch Capital, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

10.39	Ownership Pledge, Assignment and Security Agreement, dated as of June 29, 2007, by and between the Registrant and Merrill Lynch Capital, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

Exhibit No.	Description
10.40†	Employment Agreement, dated as of May 16, 2007, by and between the Registrant and Dr. Braham Shroot, filed as Exhibit 99.2 to the Company’s current report on Form 8-K on May 16, 2007.

10.41	Letter Agreement, dated as of June 14, 2007, by and between the Registrant and Charles T. Nomides, filed as Exhibit 00.1 to the Company’s current report on Form 8-K on June 18, 2007.

10.42	Placement Agency Agreement, dated as of September 21, 2007, by and between the Registrant and J.P. Morgan Securities, Inc. filed as Exhibit 1.1 to the Company’s current report on Form 8-K on September 24, 2007.

10.43	Engagement Letter, dated as of September 21, 2007, by and between the Registrant and Pacific Growth Equities, LLC, filed as Exhibit 10.1 to the Company’s current report on Form 8-K on September 24, 2007.

10.44*(1)	Third Party Manufacturing Agreement dated January 8, 2008 by and between the Registrant and Sanico, N.V.

*21	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of principal executive officer required by Rule 13a-14(a)

*31.2	Certification of principal financial officer required by Rule 13a-14(a)

*31.3	Certification of principal accounting officer required by Rule 13a-14(a)

¤32.1	Section 1350 Certification of principal executive officer

¤32.2	Section 1350 Certification of principal financial officer

32.3	Section 1350 Certification of principal accounting officer

*	Filed herewith.

¤	Furnished herewith

†	Compensation plans and arrangements for executives and others.

(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2008		BARRIER THERAPEUTICS, INC.
(Registrant)

	By:	/s/ GEERT CAUWENBERGH
Geert Cauwenbergh, Ph.D. Chief Executive Officer (Principal Executive Officer)

	By:	/s/ ANNE M. VANLENT
Anne M. VanLent Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

	By:	/s/ DENNIS P. REILLY
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

Signature	Title	Date
/s/ GEERT CAUWENBERGH Geert Cauwenbergh, Ph.D.	Chief Executive Officer (Principal Executive Officer)	March 12, 2008

/s/ ANNE M. VANLENT Anne M. VanLent	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2008

/s/ DENNIS P. REILLY Dennis P. Reilly	Vice President Finance (Principal Accounting Officer)	March 12, 2008

/s/ ALFRED ALTOMARI Alfred Altomari	Director	March 12, 2008

/s/ SRINIVAS AKKARAJU Srinivas Akkaraju, M.D., Ph.D.	Director	March 12, 2008

/s/ ROBERT CAMPBELL Robert Campbell	Director	March 12, 2008

/s/ CARL EHMANN Carl Ehmann, M.D.	Director	March 12, 2008

/s/ EDWARD L. ERICKSON Edward L. Erickson	Director	March 12, 2008

/s/ PETER ERNSTER Peter Ernster	Chairman	March 12, 2008

/s/ CHARLES F. JACEY, JR. Charles F. Jacey, Jr.	Director	March 12, 2008

/s/ CAROL RAPHAEL Carol Raphael	Director	March 12, 2008

BARRIER THERAPEUTICS, INC.

BARRIER THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Barrier Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Barrier Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included in Item15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrier Therapeutics, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” using the prospective method of adoption.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Barrier Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

MetroPark, New Jersey

March 7, 2008

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2007	2006
	(Dollars, In Thousands)
Assets
Current assets:
Cash and cash equivalents	$18,895	$11,061
Marketable securities	29,568	47,823
Receivables, net of allowances of $262 and $49, respectively	11,792	1,892
Finished goods inventories, net	793	1,179
Prepaid expenses and other current assets	3,381	1,842

Total current assets	64,429	63,797
Property and equipment, net	659	873
Product rights, net	2,078	2,429
Other assets	250	135

Total assets	$67,416	$67,234

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$8,711	$345
Accounts payable	7,864	5,618
Accrued expenses	16,802	7,339
Deferred revenue	—	430
Other current liabilities	17	9

Total current liabilities	33,394	13,741
Notes payable, long-term portion	104	280
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 authorized, 34,997,292 issued and outstanding at December 31, 2007; and 29,197,974 issued and outstanding at December 31, 2006	3	3
Additional paid-in capital	292,044	257,649
Accumulated deficit	(257,850)	(204,158)
Accumulated other comprehensive loss	(279)	(281)

Total stockholders’ equity	33,918	53,213

Total liabilities and stockholders’ equity	$67,416	$67,234

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In Thousands, except share and per-share amounts)
Revenues:
Net product revenue	$23,519	$5,853	$792
Other revenue	563	885	1,748

Total net revenue	24,082	6,738	2,540

Costs and Expenses:
Cost of product revenues	3,192	1,431	544
Research and development	27,900	25,895	30,369
Selling, general and administrative	49,630	35,795	20,280

Total operating expenses	80,722	63,121	51,193

Loss from operations	(56,640)	(56,383)	(48,653)
Interest income	2,127	3,015	2,929
Interest expense	(229)	(61)	(53)

Loss before income tax benefit and cumulative effect of change in accounting principle	(54,742)	(53,429)	(45,777)
Income tax benefit	1,050	655	536

Net loss before cumulative effect of change in accounting principle	(53,692)	(52,774)	(45,241)
Cumulative effect of change in accounting principle	—	57	—

Net loss	$(53,692)	$(52,717)	$(45,241)

Basic and diluted net loss per share before and after cumulative effect of change in accounting principle	$(1.74)	$(2.06)	$(1.91)
Weighted-average shares outstanding—basic and diluted	30,862,594	25,583,259	23,656,306

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
	(In Thousands, except share amounts)
Balance at December 31, 2004	21,894,830	2	191,568	(106,200)	(1,510)	(290)	83,570
Net loss				(45,241)			(45,241)
Unrealized gain on available for sale securities						64	64
Foreign currency translation loss						(27)	(27)

Total comprehensive loss							(45,204)

Issuance of common stock	2,000,000	—	36,043				36,043
Stock issued upon exercise of stock options	183,521	—	430				430
Stock issued under employee stock purchase plan	17,524	—	150				150
Compensation expense related to options issued to non-employees			378				378
Restricted stock no longer subject to repurchase			10				10
Amortization of deferred compensation					889		889
Reversal of deferred compensation due to employee terminations			(89)		89		—

Balance at December 31, 2005	24,095,875	$2	$228,490	$(151,441)	$(532)	$(253)	$76,266

Net loss				(52,717)			(52,717)
Unrealized gain on available for sale securities						143	143
Foreign currency translation loss						(171)	(171)

Total comprehensive loss							(52,745)

Issuance of common stock	4,820,000	1	23,997				23,998
Stock issued upon exercise of stock options	73,778	—	120				120
Stock issued under employee stock purchase plan	50,406	—	304				304
Elimination of Deferred Compensation as a result of adoption of FAS 123R			(532)		532		—
Stock based compensation	157,915	—	5,270				5,270

Balance at December 31, 2006	29,197,974	$3	$257,649	$(204,158)	$—	$(281)	$53,213

Net loss				(53,692)			(53,692)
Unrealized gain on available for sale securities						53	53
Foreign currency translation loss						(51)	(51)

Total comprehensive loss							(53,690)

Issuance of common stock	5,547,870	—	29,441				29,441
Stock issued upon exercise of stock options	123,088	—	123				123
Stock issued under employee stock purchase plan	46,412	—	257				257
Stock based compensation	81,948	—	4,574				4,574

Balance at December 31, 2007	34,997,292	$3	$292,044	$(257,850)	$—	$(279)	$33,918

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net loss	$(53,692)	$(52,717)	$(45,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	424	533	428
Amortization of deferred compensation	—	—	889
Amortization of product rights	351	351	320
Stock based compensation expense	4,574	5,270	378
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,539)	140	554
Accounts receivable	(9,900)	(1,290)	(597)
Inventory	386	(799)	(380)
Accounts payable and accrued expenses	11,709	5,692	(575)
Deferred revenue	(430)	(207)	(13)
Other, net	(107)	(280)	(1)

Net cash used in operating activities	(48,224)	(43,307)	(44,238)
Investing activities
Purchase of fixed assets	(210)	(351)	(358)
Purchase of product rights	—	—	(3,100)
Purchase of marketable securities	(53,930)	(71,741)	(94,057)
Maturities of marketable securities	72,238	85,290	110,065

Net cash provided by investing activities	18,098	13,198	12,550
Financing activities
Borrowings under notes payable	20,410	220	341
Repayment of notes payable	(12,220)	(379)	(261)
Proceeds from issuance of common stock, net	29,441	23,998	36,043
Proceeds from exercise of stock options and other benefit plans	380	424	580

Net cash provided by financing activities	38,011	24,263	36,703
Effect of exchange rate on cash and cash equivalents	(51)	16	(32)

Net increase/(decrease) in cash and cash equivalents	7,834	(5,830)	4,983
Cash and cash equivalents, beginning of period	11,061	16,891	11,908

Cash and cash equivalents, end of period	$18,895	$11,061	$16,891

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$229	$61	$53

Non-cash investing and financing activities
Release of formerly restricted stock	$—	$2	$10

See accompanying Notes to Consolidated Financial Statements

BARRIER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Organization, Description of Business

Barrier Therapeutics, Inc. (the “Company”) is a pharmaceutical company focused on the development and commercialization of pharmaceutical products in the field of dermatology. The Company’s strategy is to become a leader in the development and commercialization of proprietary innovative products in therapeutic dermatology. Due to pricing pressures on its current product portfolio the Company has discontinued sales and marketing efforts in Canada and the European Union.

The Company currently markets three pharmaceutical products in the United States, Xolegel (ketoconazole, USP) Gel 2%, Vusion (0.25% miconazole nitrate, 15% zinc oxide, and 81.35% white petrolatum) Ointment and Solagé (mequinol 2.0% and tretinoin 0.01%) Topical Solution. The Company markets its products directly to dermatologists and other target physicians through both its own specialty sales force and under a co-promotion agreement with Novartis Consumer Health in the United States.

The Company has other product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including onychomycosis, psoriasis, acne, skin allergies and superficial fungal infections. In addition, the Company has access to the classes of compounds claimed in the patents licensed to us under our license agreements with affiliates of Johnson & Johnson. The development of each of the product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed.

The Company has financed its operations and internal growth almost entirely through proceeds from private placements of preferred stock, its initial public offering in the second quarter of 2004 and its follow-on public offerings in the first quarter of 2005, the third quarter of 2006 and the third quarter of 2007. In June 2007, the Company entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of its commercial operations.

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

2. Summary of Significant Accounting Policies

Consolidation

The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly-owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2007, the Company has substantially all of its cash and cash equivalents deposited with one financial institution.

Marketable Securities

Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. EITF 03-01, The Meaning of Other-Than-Temporary requires disclosures addressing other-than-temporary impairments in a qualitative and quantitative manner. There were no other-than-temporary impairments through December 31, 2007.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their fair values.

Inventories

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventories are valued at the lower of cost or market and include finished good inventories. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. The Company’s inventories are subject to expiration dating. The Company regularly reviews inventory, including inventory purchase commitments, for short dated or slow moving inventory based on expected revenues and expiration dates of inventories. For those units identified as short dated or slow moving the Company estimates its market value based on current trends. If the projected net realizable value is less than cost, on a product basis, the Company will record a provision to reflect the lower value of inventory. Although every effort is made to reasonably ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of inventories and reported operating results.

The Company has committed to make future minimum inventory purchases under supply agreements to third parties for certain product inventories. It evaluates its ability to meet these future minimum commitments on a regular basis using current product demand along with estimated future product demand and forecasts. If the Company determines it cannot meet the future minimum, the Company will record a charge to cost of product revenues.

The Company expenses its inventory costs associated with products prior to regulatory approval as research and development expense.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets recovery. There were no impairments through December 31, 2007.

Intangible Assets

Product rights are being amortized on a straight-line basis over the estimated useful life, which is predominately based on the life of the underlying patent, which expires in 2013. The Company continually evaluates the reasonableness of the carrying value of its intangible assets. An impairment may be recognized if an indicator of impairment exists and the expected future undiscounted cash flows are less than their carrying amounts. As of December 31, 2007, no impairment exists.

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

Net Product Revenue. The Company sells its products primarily to wholesalers, who, in turn, sell to pharmacies. The following are the Company’s revenue recognition policies.

New Product Launch—At the time of a new product launch, the Company utilizes a pull-through sales method that recognizes revenue based on estimated prescription demand based on third party market research data. Once the Company has established a normal level of wholesale inventory based on a normalized prescription demand, revenue is recognized, net of reserves, upon shipment to the wholesaler. Estimating the amount of returns and discounts for new products is based on specific facts and circumstances including acceptance rates from established products with similar marketing characteristics. At the time of a new product launch, absent the ability to make reliable estimates, the Company defers revenue on sales to wholesalers until the Company can make reliable estimates of returns, discounts and related end user demand. The Company attempts to monitor its inventory levels at wholesalers and pharmacies to ensure these levels remain within normal levels. The Company estimates inventory at wholesalers based on historical sales to wholesalers, inventory data provided by these wholesalers and from third party market research data related to prescription trends and patient demand. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

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

The following table provides a summary of activity with respect to the Company’s accruals for product revenue reserves and rebates during 2007 (amounts in thousands):

	Rebates	Wholesaler Fees	Other
	(in thousands)
Balance at December 31, 2006	$630	$135	$30
Provision	15,621	1,401	1,931
Payments	6,238	918	1,513

Balance at December 31, 2007	$10,013	$618	$448

Other Revenues. Contract revenues include license fees and other payments associated with collaborations with third parties. Revenue is generally recognized when there is persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Revenue from non-refundable, upfront license fees where the Company has a continuing involvement is recognized on a straight-line basis over the performance period. The Company periodically re-evaluates its estimates of the performance period and revises its assumptions as appropriate. These changes in assumptions may affect the amount of revenue recorded in its financial statements in future periods.

Grant revenues are recognized when the Company provides the services stipulated in the underlying grant based on the time and materials incurred up to the amount of grant payments received. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Research and Development Costs

Costs to develop the Company’s products are expensed as incurred. Assets acquired that are used for research and development and have no future alternative use are expensed as in-process research and development. There were no in-process research and development expenses recorded for the period ended December 31, 2007, 2006 and 2005.

Advertising Fees

Advertising fees are expensed as incurred. Advertising costs were approximately $7.6 million, $0.8 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005 respectively.

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

The Company’s trade accounts receivable are reported net of allowances for charge-backs, cash discounts and doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for doubtful accounts; the balance at December 31, 2007 was $35,000; at December 31, 2006 was $12,000; and the amount was not material for 2005.

The Company sells products primarily to wholesalers, who, in turn, sell to pharmacies. In the United States, three wholesalers, Cardinal Health, McKesson and AmerisourceBergen make up approximately 85% of total product revenue.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). During the year ended December 31, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company commenced the new method of valuing stock-based compensation as prescribed by FAS 123(R) on all stock-based awards granted or vested after the effective date.

For each of the years ended December 31, 2007 and 2006, the Company recorded stock based compensation expense $4.6 million ($0.7 million recorded in research and development expense and $3.9 million recorded in selling, general and administrative expenses) and $5.3 million ($1.4 million recorded in research and development expense and $3.9 million recorded in selling, general and administrative expenses).

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over three to four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Expected volatilities are based on historical volatility of the Company’s stock price, which is compared to the volatility of a peer group of companies for reasonableness. The expected life of stock options is calculated using the “short-cut approach” in developing our estimate of expected term for “plain vanilla” stock options granted by using the mid-point between the vesting date and contractual termination date as allowed by Staff Accounting Bulletin No. 107. The risk-free interest rates are derived from the U.S. Treasury rates. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. The fair value of the options was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.89%	4.75%	4.0%
Dividend yield	0%	0%	0%
Expected life	6.0 years	6.0 years	6.0 years
Volatility	62%	70%	75%

As a result of adopting FAS 123(R), the Company’s net loss in each of these years is larger than had it continued to account for share-based compensation under Accounting Principles Board Opinion 25 (APB 25). For the years ended December 31, 2007 and 2006, the Company’s net losses were approximately $4.6 and $5.3 million higher, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per-share amounts)
Net loss	$(53,692)	$(52,717)	$(45,241)

Basic and diluted:
Weighted-average shares of common stock outstanding	31,035,259	25,671,740	23,798,922
Less: weighted-average shares subject to repurchase	(172,665)	(88,481)	(142,616)

Shares used in computing basic and diluted net loss per common share	30,862,594	25,583,259	23,656,306

Basic and diluted net loss per common share	$(1.74)	$(2.06)	$(1.91)

The following table shows dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Year Ended December 31,
	2007	2006	2005
Options	3,125,901	2,638,024	1,819,587

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this provision may have on its consolidated financial statements; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require a Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this provision may have on its consolidated financial statements; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently assessing the impact this provision may have on its consolidated financial statements; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. The Company is currently assessing the impact this provision may have on its consolidated financial statements; however, it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) which amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007; however, SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants since adequate historical experience is not available to provide a reasonable estimate due to the limited period that the Company’s equity shares have been publicly traded. The Company will continue to use the “simplified” method until adequate historical experience is available to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

3. Available for Sale Investments

The following is a summary of available for sale investments as of December 31, 2007 and December 31, 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2007
Maturities within one year:
Corporate notes	$22,480	$62	$(1)	$22,541
Asset-backed securities	7,020	7	—	7,027

Total	$29,500	$69	$(1)	$29,568

December 31, 2006
Maturities within one year:
Corporate notes	$41,317	$16	$(1)	$41,332
Asset-backed securities	6,490	1	—	6,491

Total	$47,807	$17	$(1)	$47,823

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

4. Property and Equipment

Fixed assets consist of the following:

		December 31,
	Estimated Life	2007	2006
		(in thousands)
Furniture and fixtures	5 years	$705	$688
Computer, laboratory and office equipment	3 years	1,068	911
Computer software	3 years	534	498
Leasehold improvements	5 years	299	299

		2,606	2,396
Less accumulated depreciation		(1,947)	(1,523)

		$659	$873

Depreciation expense was approximately $424,000, $533,000, and $428,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Intangible Assets

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

The following information relates to acquired product rights as of December 31, 2007:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Product Rights	$3,100	$1,022	$3,100	$671

Total amortization expense for intangible assets was $351,000, $351,000 and $320,000 at December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the estimated amortization expense for each of the five succeeding years will be $351,000 per year.

6. Balance Sheet Detail

Accrued liabilities consist of the following as of December 31:

	December 31,
	2007	2006
	(In Thousands)
Accrued product R&D costs	$173	$1,817
Accrued compensation and benefits	2,688	2,346
Product revenue reserves and rebates	11,079	795
Accrued other	2,862	2,381

	$16,802	$7,339

7. Notes Payable

In June 2007, we entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of our commercial operations. The Company will make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of our accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. The Company will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total fees of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. The Company issued no stock warrants or other dilutive securities in conjunction with the creation of the credit facility. At December 31, 2007, the Company had outstanding borrowings under the facility of approximately $8.5 million.

The Company entered into an equipment and furniture financing arrangement with a third party for up $1,500,000 in 2004, with an interest rate of 6.15% plus the three year Treasury Constant Maturities rates at the time of funding. Each time it received funding, the Company entered into a promissory note with a term of three years, collateralized by the related equipment and furniture. As of December 31, 2007, the line is closed for further drawdowns.

In December 2005, the Company entered into a promissory note for $340,391, payable in 35 monthly installments of $11,067, including interest at 10.52%. In December 31, 2006, the Company entered into a promissory note for $219,633, payable in 35 monthly installments of $7,147, including interest at 10.58%.

Principal payments under notes payable are as follows (in thousands):

2008	$8,711
2009	104

$8,815

8. Income Taxes

There is no tax provision for federal income taxes as the Company has incurred operating losses since inception. At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $186.5 million, which begin to expire in 2021. The Company has research tax credit carryovers for federal income tax purposes at December 31, 2007 of approximately $6.4 million, which begin to expire in 2021.

During 2007, 2006 and 2005, the Company sold a portion of its unused New Jersey State operating loss carryforwards, through a program sponsored by the State of New Jersey and the New Jersey Economic Development Authority. Cash proceeds of approximately $1.1 million, $0.7 million, and $0.5 million, net of fees of $29,000, $18,000, and $63,000, respectively, were received by the Company resulting in the recognition of a tax benefit.

The benefit for income taxes is as follows:

	2007	2006	2005
	(In Thousands)
Federal income taxes:
Current expense	$—	$—	$—
Deferred expense	—	—	—
State income taxes:
Current benefit	1,050	655	536
Deferred expense	—	—	—
Foreign income taxes:
Current expense	—	—	—
Deferred expense	—	—	—

Income tax benefit	$1,050	$655	$536

In 2005 the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such date, the Company believes that this ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards. At December 31, 2007 and December 31, 2006, a valuation allowance was recorded to fully offset the net deferred tax asset. The change in the valuation allowance for the years ended December 31, 2007 and 2006 was approximately $19.6 million and $20.3 million, respectively. Significant components of the Company’s deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Deferred tax assets:
Net operating loss carryforwards	$72,853	$59,409
Stock-based compensation	2,078	734
Research tax credits	7,358	6,425
Deferred revenue	—	138
Depreciation	41	—
Other	4,816	894

Total deferred tax asset	87,146	67,600
Deferred tax liabilities:
Depreciation	—	(15)
Total gross deferred tax liabilities	—	(15)
Less valuation allowance	(87,146)	(67,585)

Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended
	2007	2006
Statutory rate	(34)%	(34)%
State income tax	(4)%	(5)%
Research tax credits	(1)%	(2)%
Other	0%	2%
Change in valuation allowance	37%	38%

Benefit for income tax	(2)%	(1)%

During the year ended December 31, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at December 31, 2007 and January 1, 2007. The Company does have gross liabilities recorded of approximately $1.1 million, as of December 31, 2007 and January 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$1,132
Additions/Reductions related to current or prior year tax positions	0

Balance at December 31, 2007	$1,132

The Company has not taken any tax benefits related to this liability due to the recognition of a tax valuation allowance on its balance sheet. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. The Company is no longer subject to federal, state, or foreign income tax assessments for years prior to 2003.

9. Stockholders’ Equity and Capital Structure

Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation filed on May 3, 2004, the Company has 5,000,000 shares of authorized “blank-check” preferred stock none of which are issued. The Board of Directors is authorized to issue these shares in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of each series of preferred stock.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. The Company is required to, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the conversion of the shares of the redeemable convertible preferred stock and stock options.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (the “ESPP”). The plan allows eligible employees the opportunity to acquire shares of Barrier’s common stock (the “common stock”) at periodic intervals through accumulated payroll deductions. These deductions will be applied at semi-annual intervals to purchase shares of common stock at a discount from the then current market price. The purchase price per share will be equal to 85% of the fair market value per share on the date in which the participant is enrolled, or, if lower, 85% of the fair market value per share on the semi-annual purchase date. Semi-annual purchase dates are the last business day of January and July each year. Under FAS 123(R), the Company records compensation expense related to its ESPP.

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

As of December 31, 2007, a total of 118,392 shares of common stock were purchased under this plan; 4,050 shares were purchased at $8.94 per share, 7,354 shares were purchased at $9.35 per share, 10,170 shares were purchased at $7.97 per share, 23,147 were purchased at $6.77 per share, 27,259 shares were purchased at $5.70 per share, 45,085 shares were purchased at $5.53 per share and 1,327 were purchased at $5.72.

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

Stock Based Compensation

For the years ended December 31, 2007 and 2006, the Company recorded stock based compensation expense of $4.6 million and $5.3 million, respectively. The following table summarizes the components and classification of stock-based compensation expense for the year ended December 31, 2007 and 2006:

	2007	2006
Included in:
Research and development	728	1,411
Selling, general and administrative	3,846	3,859

Total stock-based compensation expense	$4,574	$5,270

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, had the Company applied the fair value recognition provisions of SFAS 123 to all of its stock-based compensation plans.

(In thousands, except per-share amounts)
Net loss	$(45,241)
Add non-cash employee compensation as reported	889
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(5,095)

SFAS 123 pro forma net loss	$(49,447)

Basic and diluted loss attributable per common share	$(1.91)

Basic and diluted loss attributable to common stockholders per share, SFAS 123 pro forma	$(2.09)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
	Number of Shares	Option Price Per Share Range	Weighted- Average Exercise Price
Balance at December 31, 2004	1,438,937	0.60-17.70	4.52
Shares authorized	—	—	—
Options granted	713,800	7.05-19.98	14.12
Options exercised	(183,521)	0.60-14.74	2.35
Options forfeited	(149,629)	0.60-18.56	6.70

Balance at December 31, 2005	1,819,587	$0.60-19.98	8.32
Shares authorized	—	—	—
Options granted	1,067,000	5.40-11.23	7.85
Options exercised	(73,778)	0.60-8.60	1.62
Options forfeited	(174,785)	0.60-17.76	10.54

Balance at December 31, 2006	2,638,024	$0.60-19.98	8.17
Shares authorized	—	—	—
Options granted	868,200	3.38-7.96	6.67
Options exercised	(123,088)	0.60-7.05	1.00
Options forfeited	(257,235)	1.00-19.98	9.78

Balance at December 31, 2007	3,125,901	$0.60-19.98	$7.91

The following table summarizes information about vested stock options outstanding:

	December 31,
	2007	2006	2005
Vested stock options	1,773,042	1,275,178	696,010
Weighted-average exercise price	$7.83	$7.00	$4.68

The following table summarizes information about stock options outstanding at December 31, 2007:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Options	Weighted- Average Exercise Price
$0.60 – $1.50	358,938	$0.89	5.2	358,938	$0.89
3.00 – 4.00	120,510	3.65	6.2	115,285	3.64
4.01 – 8.00	1,600,791	7.01	8.8	608,955	7.28
8.01 – 10.00	456,762	9.05	8.1	268,604	9.05
10.01 – 14.00	246,900	12.39	6.8	219,206	12.36
14.01 – 20.00	342,000	16.23	7.2	250,054	16.16

	3,125,901	7.91	7.8	1,821,042	7.88

The difference between the number of vested stock options and the number of options exercisable relate to options granted to non-employee members of the Board of Directors. Stock options granted to Board members under the 2004 Plan are immediately exercisable, but not immediately vested. Since the adoption of the 2004 Plan, no unvested options have been exercised.

The weighted-average fair value of stock options granted for the years ended December 31, 2007, 2006 and 2005, was $6.67, $7.85, and $14.12, respectively. The intrinsic value of stock options exercised was approximately $0.7 million, $0.5 million, and $2,5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $3.7 million, and $2.7 million, respectively. The intrinsic value of options outstanding and exercisable at December 31, 2007 was $1.1 million and $1.1 million respectively. Aggregate intrinsic value is the sum of the amounts be which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2007, for those options for which the quoted market price was in excess of the exercise price.

The total remaining unrecognized compensation costs related to unvested stock options was $3.4 million as of December 31, 2007 and will be amortized over the weighted-average remaining service period of 1.2 years.

Awards of Restricted Stock

The following is a summary of restricted stock awards issued for the year ended December 31, 2007 under the 2004 Plan:

	Shares	Wtd. Avg. Value Per Share
Unvested, December 31, 2006	126,330	$7.43
Granted, net of forfeitures	81,948	$6.81
Vested	(57,887)	$7.17

Unvested, December 31, 2007	150,391	$7.19

The Company recognized $0.8 million and $0.2 million in expense related to awards granted in 2007 and 2006, respectively. The Company did not issue any shares of restricted stock prior to 2006.

The total remaining unrecognized compensation costs related to unvested restricted stock shares was $0.7 million as of December 31, 2007 and will be amortized over the weighted-average remaining service period of 1.7 years.

No other share-based awards are outstanding under any of the Plans. At December 31, 2007, there were 1,073,967 shares available for grant under the Plans. At December 31, 2006, there were 766,880 shares available for grant under the Plans.

The Company accounts for options issued to non-employees under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms. The Company recorded $69,000, $133,000 and $378,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. Commitments and Contingencies

Commitments

Notes payable and operating lease obligations are discussed in Notes 7 and 13, respectively. Other commitments totaled $36.1 million and related to purchase of product and product candidate materials contingent on the delivery of the materials and to fund various clinical trials contingent on the performance of services. These obligations also include long-term obligations, including milestone payments that may arise under agreements that the Company may terminate prior to the milestone payments being due. The Company excludes contingent royalty payments that it may be obligated to pay in the future. Of these total other commitments, $25.2 million is non-cancellable.

Johnson & Johnson

In addition to the Series A exchanged for the acquisition of in-process research and development, Janssen Pharmaceutica Products, L.P., Johnson & Johnson Consumer Companies, Inc., and Ortho-McNeil Pharmaceutical, Inc., received certain rights of first negotiation for the marketing and sales of those drugs which the Company successfully develops from that portfolio. The most significant terms of the license provide the following:

(a) the licenses are subject to a right of first negotiation for the marketing and sale of those drugs which the Company elects not to market itself or through contract sales organizations on a territory-by- territory basis, and

(b) the licenses are royalty-free, except for the so-called “itraconazole melt extrusion”, Hyphanox, which will require the payment of a royalty with respect to those sales of a licensee or sublicense of the Company (other than a contract sales organization) or by the Company after a change of control.

11. Geographic Segments

The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. Due to pricing pressures on its current product portfolio the Company has discontinued sales and marketing efforts in Canada and the EU.

The following table presents financial information by product for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
	(in thousands)
Net product revenues
Vusion	$18,154	$3,785
Xolegel	3,928	130
Solagé	1,086	1,595
Other products	351	343

Total net product revenues	$23,519	$5,853

The following tables present financial information based on the geographic location of the facilities of the Company and for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net product revenue
U.S.	$23,055	$5,331
International	464	522

Total net product revenue	$23,519	$5,853

	Year Ended December 31,
	2007	2006
	(in thousands)
Loss before income tax benefit
U.S.	$(47,373)	$(44,509)
International	(7,369)	(8,920)

Total loss before income tax benefit	$(54,742)	$(53,429)

	Year Ended December 31,
	2007	2006
	(in thousands)
Total assets
U.S.	$66,649	$65,696
International	767	1,538

Total assets	$67,416	$67,234

	Year Ended December 31,
	2007	2006
	(in thousands)
Property and equipment, net
U.S.	$490	$674
International	169	199

Total property and equipment, net	$659	$873

12. Related Party Transactions

In July 2004, the Company entered into an agreement with Janssen Pharmaceutica, NV under which the Company committed to purchase € 1,000,000 (approximately $1,473,000) of inventory within the two-year period ending July 2008. The Company evaluates its ability to meet these future minimum commitments on a regular basis using current product demand along with estimated future product demand and forecasts. If the Company determines it can not meet the future minimum a charge is recorded to cost of product revenues. In 2007, the Company recorded a charge of $0.6 million related to this inventory commitment.

13. Leases

The Company leases its U.S. corporate facilities in Princeton, New Jersey under a lease which expires in September 2010. The Company leases space in Geel, Belgium under a short-term service agreement with a monthly fee of approximately $13,800. Future minimum lease commitments are as follows (in thousands):

2008	$636
2009	647
2010	484

$1,767

Total rent expense was $0.6 million in 2007, $0.7 million in 2006, and $0.7 million in 2005.

14. Benefit Plan

In July 2002, the Company established a 401(k) plan (the “Plan”) covering all eligible employees. Beginning January 1, 2005, the Company elected to match a portion of the employee’s contribution. The Company’s contributions for 2007, 2006 and 2005 were approximately $0.1 million each year.

15. Subsequent Events

In January 2008, the Company announced that Mr. Alfred Altomari, the Chief Operating Officer of the Company, will succeed Dr. Geert Cauwenbergh, Founder and Chief Executive Officer of the Company, on March 31, 2008. Dr. Cauwenbergh will continue to serve on the Board of Directors of the Company. Mr. Altomari also became a member of the Board at the time of the announcement. In connection with Dr. Cauwenbergh’s separation, the Company anticipates entering into a separation agreement consistent with the terms of Dr. Cauwenbergh’s employment agreement. The Company anticipates Dr. Cauwenbergh will receive cash separation payments totaling approximately $0.7 million in 2008.

16. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In Thousands except per share amounts)
2007
Net revenue	$2,722	$4,122	$7,525	$9,713
Cost of product revenues	(459)	(646)	(622)	(1,465)
Total operating expenses	18,757	20,353	20,244	21,368
Net loss(2)	(15,365)	(15,737)	(12,497)	(10,093)
Basic and diluted net loss per common share(1)	$(0.53)	$(0.54)	$(0.41)	$(0.29)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Net revenue	$472	$1,081	$2,116	$3,069
Cost of product revenues	(215)	(483)	(351)	(382)
Total operating expenses	12,679	15,719	15,509	19,214
Net loss	(11,374)	(13,913)	(12,658)	(14,772)
Basic and diluted net loss per common share(1)	$(0.47)	$(0.58)	$(0.50)	$(0.51)

(1)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

(2)	Quarter ended December 31, 2007, includes an adjustment related to forfeitures to true-up actual expense reported in financial statements in 2006 and 2007. This adjustment was not material to either the current or prior periods.

Schedule II

Valuation and Qualifying Accounts

Year ended December 31, 2007 and 2006

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses or Deductions to Revenue	Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
Year ended December 31, 2007
Deducted from asset accounts:
Cash Discounts	37	809		619	A	227
Inventory	174	318		174	D	318
Other	12	26		3	B	35

Total	223	1,153		796		580
Year ended December 31, 2006
Deducted from asset accounts:
Cash Discounts	4	148		115	A	37
Inventory	—	174		—		174
Other	1	11				12

Total	5	333		115		223
Year ended December 31, 2007
Included in liability accounts:
Medicaid and coupon reserve	630	15,621		6,238	C	10,013
Wholesaler Fees	135	1,401		918	C	618
Other	30	1,122		704	C	448

Total	795	18,144		7,860		11,079
Year ended December 31, 2006
Included in liability accounts:
Medicaid and coupon reserve	—	706		76	C	630
Wholesaler Fees	—	200		65	C	135
Other	5	245		220	C	30

Total	5	1,151		361		795

A - Discounts taken by customers during year

B - Uncollectable accounts written off

C - Payments

D - Obsolete inventory written off

INDEX OF EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement dated September 14, 2006 entered into by and between the Registrant and Pacific Growth Equities, LLC, filed as Exhibit 1.1 to Form 8-K filed on September 15, 2006

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

3.2	Third Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Company’s current report on 8-K on December 5, 2007

4.1	Specimen copy of stock certificate for shares of common stock of the Registrant, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

4.2	Amended and Restated Investors Rights Agreement, dated as of April 20, 2004, by and among the Registrant and the Investors listed therein, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.1†	2002 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.2(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and between the Registrant and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.3	Amendment No. 1 to the Intellectual Property Transfer and License Agreement dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Johnson & Johnson Consumer Companies, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.4(1)	Intellectual Property Transfer and License Agreement, dated as of May 6, 2002, by and among the Registrant and Janssen Pharmaceutica Products, L.P. and Ortho-McNeil Pharmaceutical, Inc., filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.5	Amendment No. 1 to the Intellectual Property Transfer and License Agreement, dated as of September 7, 2004, by and between Barrier Therapeutics, Inc. and Janssen Pharmaceutica Products, L.P. , filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2004

10.6†	Restricted Stock Purchase Agreement, dated as of October 31, 2001, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.7†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of May 7, 2002, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.8†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.9†	Restricted Stock Purchase Agreement, dated as of February 20, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.10†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated May 7, 2002, by and between the Registrant and Charles Nomides, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

Exhibit No.	Description
10.11†	Amendment No. 2 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Charles Nomides, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.12†	Restricted Stock Purchase Agreement, dated as of August 1, 2002, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.13†	Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of April 1, 2004, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.14	Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.15	Amendment No. 1 dated November 6, 2003, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.16	Master Security Agreement, dated as of August 21, 2003 and Amendment, dated as of September 3, 2003, between the Registrant and General Electric Capital Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.17(1)	Development and Supply Agreement, dated as of May 16, 2002, between the Registrant and Abbott GmbH & Co. KG, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.18†	2004 Stock Incentive Plan, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.19†	Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-112539)

10.20	Amendment No. 2 dated May 13, 2004, to Lease Agreement, dated May 28, 2003, between the Registrant and Peregrine Investment Partners-I relating to property located at 600 College Road East, Princeton Forrestal Center, New Jersey, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004.

10.21(1)	Distribution and License Agreement dated November 4, 2004 between the Registrant and Grupo Ferrer Internacional, S.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2004.

10.22	Finished Product Supply Agreement dated July 14, 2004 between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.25 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-122261).

10.23	Product Acquisition Agreement dated February 5, 2005 between the Registrant and Moreland Enterprises Limited, filed as Exhibit 10.26 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122261).

10.24	Amendment No. 2 to the Intellectual Property Transfer and License Agreement, dated as of May 12, 2005, by and between the Registrant and Janssen Pharmaceutica Products, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

Exhibit No.	Description
10.25	Scientific Advisory Board Consulting Agreement dated as of August 1, 2005 by and between the Registrant and Carl W. Ehmann, M.D., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005.

10.26	Amendment dated as of August 26, 2005 to the Finished Product Supply Agreement by and between the Registrant and Janssen Pharmaceutica, NV, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005.

10.27(1)	Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.28(1)	Manufacturing Agreement dated as of March 31, 2005 by and between the Registrant and DPT Laboratories, Ltd., filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.29(1)	Amendment No. 1 dated December 6, 2005 to Pharmaceutical Product Supply Agreement dated as of January 27, 2005 by and between the Registrant and DSM Pharmaceuticals, Inc., filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.30†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Geert Cauwenbergh, Ph.D., filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.31†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Charles Nomides, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.32†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Anne M. VanLent, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.33†	Amended and Restated Employment Agreement, dated as of December 6, 2006, by and between the Registrant and Alfred Altomari, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.34†	Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between the Registrant and Albert Bristow, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.35	Sales Force Services Agreement, dated as of March 2, 2007, by and between the Registrant and Novartis Consumer Health, Inc., filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K on March 12, 2007.

10.36(1)	Supply Agreement, dated as of July 12, 2007, by and between the Registrant and Abbott GmbH & Co., KG, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

10.37	Credit and Security Agreement, dated as of June 29, 2007, by and between the Registrant and Merrill Lynch Capital, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

10.38	Revolving Loan Note, dated as of June 29, 2007, by and between the Registrant and Merrill Lynch Capital, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

Exhibit No.	Description
10.39	Ownership Pledge, Assignment and Security Agreement, dated as of June 29, 2007, by and between the Registrant and Merrill Lynch Capital, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on August 8, 2007.

10.40†	Employment Agreement, dated as of May 16, 2007, by and between the Registrant and Dr. Braham Shroot, filed as Exhibit 99.2 to the Company’s current report on Form 8-K on May 16, 2007.

10.41	Letter Agreement, dated as of June 14, 2007, by and between the Registrant and Charles T. Nomides, filed as Exhibit 99.1 to the Company’s current report on Form 8-K on June 18, 2007.

10.42	Placement Agency Agreement, dated as of September 21, 2007, by and between the Registrant and J.P. Morgan Securities, Inc. filed as Exhibit 1.1 to the Company’s current report on Form 8-K on September 24, 2007.

10.43	Engagement Letter, dated as of September 21, 2007, by and between the Registrant and Pacific Growth Equities, LLC, filed as Exhibit 10.1 to the Company’s current report on Form 8-K on September 24, 2007.

10.44*(1)	Third Party Manufacturing Agreement dated January 8, 2008 by and between the Registrant and Sanico, N.V.

*21	List of Subsidiaries

*23.1	Consent of Ernst & Young LLP

*23.2	Power of Attorney (included on signature page)

*31.1	Certification of principal executive officer required by Rule 13a-14(a)

*31.2	Certification of principal financial officer required by Rule 13a-14(a)

*31.3	Certification of principal accounting officer required by Rule 13a-14(a)

¤32.1	Section 1350 Certification of principal executive officer

¤32.2	Section 1350 Certification of principal financial officer

32.3	Section 1350 Certification of principal accounting officer

*	Filed herewith.
¤	Furnished herewith
†	Compensation plans and arrangements for executives and others.
(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.