Form 10-Q
period 2008-03-31
BARRIER THERAPEUTICS INC
filed 2008-05-09
CIK 1173657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2008
Common Stock, par value $.0001	35,169,441 Shares

BARRIER THERAPEUTICS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning. In particular, these forward-looking statements include, among others, statements about:

•	the trend of operating losses and the reasons for those losses;

•	the commercialization of our products, particularly our Xolegel®, Vusion® and Solagé® products;

•	the future commercialization of any of our product candidates, if approved, particularly our Hyphanox™ product candidate;

•	the market success of our products and anticipated revenues associated with those products;

•	our plans to in-license or acquire dermatological products for marketing;

•	our spending on the clinical development of our product candidates;

•	our plans regarding the development or regulatory path for any of our product candidates, particularly with respect to our Hyphanox, Rambazole™, Pramiconazole and Hivenyl™ product candidates;

•	our plans to secure arrangements to help fund the development of Pramiconazole and Rambazole;

•	the timing of the initiation or completion of any clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates;

•	the potential safety or efficacy profiles anticipated for any of our product candidates;

•	the timing of filing for regulatory approvals with governmental agencies; and

•	other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report may turn out to be wrong. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, in addition to those items set forth in Part II, Item 1A under the heading “Risk Factors”, our ability to:

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents or licenses;

•	market our Xolegel, Vusion and Solagé products, and product candidates if approved, and increase revenues;

•	enter into development arrangements for Pramiconazole and Rambazole;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•

meet applicable regulatory standards in the United States to commence or continue clinical trials, particularly with respect to our Hyphanox, Rambazole, Pramiconazole and Hivenyl product candidates, and in the case of Rambazole, to remove the product from clinical hold;

•	meet applicable regulatory standards and file for or receive required regulatory approvals;

•	produce our drug products in commercial quantities at reasonable costs and compete successfully against other products and companies;

•	meet our obligations and required milestones under our license and other agreements, including our agreements with the Johnson & Johnson family of companies; and

•	accurately estimate prescription demand, inventory levels, rebates, product returns and other financial related data from third parties in our revenue recognition process.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BARRIER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$20,994	$18,895
Marketable securities	16,317	29,568
Receivables, net of allowances of $238 and $262, respectively	9,955	11,792
Inventories, net	644	793
Prepaid expenses and other current assets	4,295	3,381

Total current assets	52,205	64,429
Property and equipment, net	669	659
Product rights, net	1,990	2,078
Other assets	229	250

Total assets	$55,093	$67,416

Liabilities and stockholders’ equity
Current liabilities:
Notes payable, current portion	$8,860	$8,711
Accounts payable	7,272	7,864
Accrued expenses	17,878	16,802
Other current liabilities	13	17

Total current liabilities	34,023	33,394
Notes payable, long-term portion	86	104
Stockholders’ equity:
Common stock, $.0001 par value; 80,000,000 shares authorized; 35,168,921 issued and outstanding at March 31, 2008; and 34,997,292 issued and outstanding at December 31, 2007	4	3
Additional paid-in capital	293,171	292,044
Accumulated deficit	(271,806)	(257,850)
Accumulated other comprehensive loss	(385)	(279)

Total stockholders’ equity	20,984	33,918

Total liabilities and stockholders’ equity	$55,093	$67,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Dollars in thousands, except per share data)	Three months ended March 31,
	2008	2007
Revenues:
Net product revenues	$8,333	$2,649
Other revenues	17	73

Total net revenues	8,350	2,722

Costs and expenses:
Cost of product revenues	639	459
Research and development	6,269	7,853
Selling, general and administrative	15,779	10,445

Total operating expenses	22,687	18,757

Loss from operations	(14,337)	(16,035)
Interest income	418	685
Interest expense	(37)	(15)

Net loss	$(13,956)	$(15,365)

Basic and diluted net loss per share	$(0.40)	$(0.53)
Weighted-average shares outstanding—basic and diluted	34,889,122	29,111,539

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BARRIER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Operating activities
Net loss	$(13,956)	$(15,365)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	112
Amortization of product rights	88	88
Loss on fixed assets retirement	35	—
Stock based compensation expense	1,020	1,151
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(914)	213
Inventories, net	149	183
Receivables	1,837	(359)
Accounts payable and accrued expenses	484	1,069
Deferred revenue	—	(215)
Other, net	18	120

Net cash used in operating activities	(11,114)	(13,003)
Investing activities
Purchase of fixed assets	(170)	(42)
Purchase of marketable securities	(3,935)	(14,621)
Sale and maturities of marketable securities	17,194	29,054

Net cash provided by investing activities	13,089	14,391
Financing activities
Borrowing under notes payable	8,680	—
Repayment of notes payable	(8,549)	(93)
Proceeds from exercise of stock options and other benefit plans	107	184

Net cash provided by financing activities	238	91
Effect of exchange rate on cash and cash equivalents	(114)	12

Net increase in cash and cash equivalents	2,099	1,491
Cash and cash equivalents, beginning of period	18,895	11,061

Cash and cash equivalents, end of period	$20,994	$12,552

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$70	$15

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

The Company has other product candidates in various stages of clinical development for the treatment of a range of dermatological conditions, including onychomycosis, psoriasis, acne, skin allergies and superficial fungal infections. In addition, the Company has access to the classes of compounds claimed in the patents licensed to it under its license agreements with affiliates of Johnson & Johnson. The development of each of the product candidates involves significant risks. No assessment of the efficacy or safety of any product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed.

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

The Company believes that its existing resources should be sufficient to find its anticipated operating expenses, debt obligations and capital requirements for the next twelve months. However, the Company’s capital requirements will depend on many factors, including the success of its development and commercialization of the Company’s product candidates. Even if the Company succeeds in developing and commercializing additional product candidates, it may never generate sufficient sales revenue to achieve or maintain profitability. There can be no assurance that the Company will be able to obtain additional capital when needed on acceptable terms, if at all.

Consolidation

The financial statements include the accounts of Barrier Therapeutics, Inc. and its wholly-owned subsidiaries, Barrier Therapeutics, NV and Barrier Therapeutics Canada Inc. All significant inter-company transactions and balances are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

The Company included a Summary of Significant Accounting Policies as Note 2 to Consolidated Financial Statements in its 2007 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies with the exception of the Company’s adoption of FASB Statement 157, Fair Value Measurement (“Statement 157”) as described herein.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement 157 on January 1, 2008. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company adopted SFAS 157 except as it applies to those nonfinancial assets and liabilities as affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In accordance with FAS 157, the following table represents the fair value hierarchy for the financial assets measured at fair value on a recurring basis as of March 31, 2008:

(in thousands)	Total	Level 1	Level 2
Cash and cash equivalents	$20,994	$20,994	$—
Corporate debt securities	15,967	15,967	—
Asset-backed securities	350	—	350

Total	$37,311	$36,961	$350

2.	Inventories

Inventories consist of finished goods and raw materials and are valued at the lower of cost or market, and include shipping and handling costs. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Finished goods inventory	$895	$1,125
Raw materials inventory	128	—
Valuation allowance	(379)	(332)

Total Inventories	$644	$793

The majority of inventories are subject to expiration dating. The Company regularly evaluates inventory for short-dated or slow-moving products, and when, in the opinion of the Company, factors indicate short-dated or slow-moving products exist, the Company establishes a reserve against the inventories’ carrying value. Determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires the Company to utilize significant judgment. The Company bases analysis, in part, on the level of inventories on hand in relation to the estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of the Company’s inventories and the Company’s reported operating results.

The Company expenses inventory costs associated with products prior to regulatory approval as research and development expense.

3.	Stock Compensation

At March 31, 2008, the Company had two stock compensation plans, which are described more fully in Note 9 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2007. These plans include the 2004 Stock Incentive Plan (the “2004” Plan) and the Employee Stock Purchase Plan (the “ESPP”). The 2004 Plan allows the Company to offer shares of its common stock to key employees, Directors, advisors and consultants pursuant to option grants, stand-alone stock appreciation rights, direct stock issuances and other stock based awards. The ESPP Plan allows eligible employees the opportunity to acquire shares of Barrier’s common stock at periodic intervals through accumulated payroll deductions.

Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost is recognized over the requisite service period for each separately vesting portion of the stock option. The expense is recognized, net of forfeitures, over the vesting period of the options using an accelerated method. The fair value of the options was estimated using the Black Scholes pricing model as described in detail in Note 9 in the Company’s audited consolidated financial statements on Form 10-K for the year ended December 31, 2007.

The fair value of the options for the three month period ended March 31, 2008 and 2007 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.70%	4.65%
Dividend yield	0%	0%
Weighted average expected life	5.83 years	5.91 years
Volatility	62.27%	65.0%

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

The following table summarizes information about stock option activity during the quarter ended March 31, 2008:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2007	3,125,901	$7.91
Shares authorized	—	—
Options granted	913,463	3.35
Options exercised	(6,625)	0.80
Options forfeited	(137,191)	8.30

Balance at March 31, 2008	3,895,548	$6.84

The following is a summary of changes in restricted stock awards during the quarter ended March 31, 2008:

	Shares	Weighted Average Fair Value Per Share
Unvested, December 31, 2007	150,391	$7.19
Granted, net of forfeitures	126,866	$3.35
Vested	(33,201)	$3.35

Unvested, March 31, 2008	244,056	$5.70

Stock based compensation expenses were as follows:

	Three months ended March 31,
(in thousands)	2008	2007
Research and Development	$205	$293
Selling, General and Administrative	815	858

Total Stock Based Compensation Expense	$1,020	$1,151

4.	Comprehensive Loss

The components of comprehensive loss are as follows:

(Dollars in thousands) (unaudited)	Three months ended March 31,
	2008	2007
Net loss	$(13,956)	$(15,365)
Foreign currency translation	114	72
Change in unrealized net gain/(loss) on marketable securities	(8)	(4)

Comprehensive loss	$(13,850)	$(15,297)

Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net losses on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

5.	Credit Facility

In June 2007, the Company entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of its commercial operations. The Company will make periodic borrowings and payments against the credit facility and considers the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of its accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. The Company will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total direct expenses associated with obtaining the credit facility, including the 1% commitment fee of $0.2 million, are being amortized to interest expense over the three-year term of the credit facility. At March 31, 2008, outstanding borrowings under the facility were approximately $8.7 million and are classified as notes payable, current portion.

6.	Geographic Segments

The Company manages its business and operations as one segment and is focused on the development and commercialization of its product candidates and approved products for marketing. The Company operates in United States and Belgium.

The following table presents financial information by product for the three-month periods ended March 31, 2008 and 2007:

	Three-month period ended March 31,
(in thousands)	2008	2007
Net product revenues
Vusion	$6,749	$1,827
Xolegel	1,343	520
Other products	241	302

Total net product revenues	$8,333	$2,649
Other revenues	17	73

Total revenues	$8,350	$2,722

Revenue within the United States represents approximately 100% of total revenue for the three months ended March 31, 2008.

The following tables present financial information based on the geographic location of the facilities of the Company for the three-month periods ended March 31, 2008 and 2007:

	Three-month period ended March 31,
(in thousands)	2008	2007
Loss before income tax benefit
U.S.	$(11,639)	$(13,238)
International	(2,317)	(2,127)

Total loss before income tax benefit	$(13,956)	$(15,365)

The following tables present financial information based on geographic location of the facilities of the Company as of March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Total assets
U.S.	$53,918	$66,649
International	1,175	767

Total assets	$55,093	$67,416

(in thousands)	March 31, 2008	December 31, 2007
Property and equipment, net
U.S.	$428	$490
International	241	169

Total property and equipment, net	$669	$659

7.	Restructuring and Severance Charges

First quarter 2008 results include $2.6 million of restructuring charges, consisting primarily of severance costs, related to the Company’s international and US operations. The following table summarizes the classification of the restructuring and severance charges:

(in thousands)	March 31, 2008
Restructuring and severance charges
Research and development	$773
Selling, general and administrative	1,816

Total restructuring and severance charges	$2,589

The following table summarizes the restructuring and severance liability:

(in thousands)
Balance at December 31, 2007	$—
Provision	2,589
Payments	(1,384)

Balance at March 31, 2008	$1,205

In January 2008, the Company announced that Mr. Alfred Altomari, the Chief Operating Officer of the Company, will succeed Dr. Geert Cauwenbergh, Founder and Chief Executive Officer of the Company, on March 31, 2008. Charges related to Dr. Cauwenbergh’s separation were recorded in the first quarter of 2008. Dr. Cauwenbergh will continue to serve on the Board of Directors of the Company. Mr. Altomari also became a member of the Board at the time of the announcement.

In February 2008, the Company determined that it would restructure its Belgian operations and commenced and completed a downsizing of the facility. Charges related to the restructuring were recorded in the first quarter of 2008.

In March 2008, the Company announced that Dennis P. Reilly, Vice President of Finance and Principal Accounting Officer of the Company, would succeed Anne M. VanLent as Chief Financial Officer of the Company effective May 1, 2008. Charges related to Ms. VanLent’s separation were recorded in the first quarter of 2008.

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

Overview

Our goal is to develop a balanced portfolio of innovative products that address major medical needs in the treatment of dermatological diseases and disorders and become a leader in the development and commercialization of prescription pharmaceutical products to treat these diseases and disorders.

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

In the first quarter of 2008, we recognized total product revenues of $8.3 million mostly related to our Vusion and Xolegel sales in the United States. In the first quarter of 2007, we recognized total product revenues of $2.6 million mostly related to our Vusion sales in the U.S. and sales of Solagé in the U.S. and Canada. We expect full year 2008 product revenues to increase to between $40 million to $46 million, primarily due to the anticipated growth in sales for our Vusion and Xolegel products. We have increased our focus on the U.S. market for sales growth in the near term. Due to pricing pressures on our current product portfolio we have discontinued sales and marketing efforts in Canada and the European Union.

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

Since our inception we have incurred significant losses. As of March 31, 2008, we had an accumulated deficit of $271.8 million. We expect to continue to spend significant amounts on the commercial development of our products, including the sales and marketing of Vusion and Xolegel. We also plan to continue to invest in the clinical development of our product candidates and to seek marketing approvals for our product candidates, primarily in the United States. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability. Additionally, we plan to continue to evaluate possible acquisitions of marketed products or businesses that complement our development and commercialization strategy.

The first quarter 2008 includes $2.6 million of restructuring charges, consisting primarily of severance costs, related to our international and U.S. operations.

Selling, general and administrative expenses consist primarily of salaries and other related personnel costs (including stock based compensation expense), sales, marketing and promotion expenses, general corporate activities, professional fees and facilities costs. In first quarter 2008, selling, general and administrative expenses totaled $15.8 million. We expect selling, general and administrative costs in 2008 to be within the range of $51 million to $54 million, as we continue to increase our commercial efforts in support of Vusion and Xolegel. In addition, if we were to acquire or in-license other products, we would then incur additional sales and marketing costs related to such products.

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

We outsource the conduct of our pre-clinical studies, clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense these research and development costs as they are incurred. In first quarter 2008, research and development expenses totaled $6.3 million. We expect that our research and development expenses in 2008 to be within the range of $21 million to $25 million. We plan to complete our ongoing Hyphanox phase 3 study in onychomychosis. We plan to suspend all further development in the Rambazole and Pramiconazole programs until we establish partnerships. We also plan to limit current development expenses to the completion of ongoing studies and revenue generating projects, including life cycle management and the continued development of Hivenyl.

We expect to continue to incur net losses over the next several years as we continue our clinical development, apply for regulatory approvals, enter into arrangements with third parties for manufacturing and distribution services and market our products. We expect these losses to decrease over time with the anticipation of product revenue growth. We expect that our net loss will be lower in 2008 compared to 2007, within a range of $32 million to $38 million. We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including:

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

Recent Developments

In January 2008, we announced that Mr. Alfred Altomari, our Chief Operating Officer, will succeed Dr. Geert Cauwenbergh, our Founder and Chief Executive Officer, on March 31, 2008. Charges related to Dr. Cauwenbergh’s separation were recorded in the first quarter of 2008. Dr. Cauwenbergh will continue to serve on our Board of Directors. Mr. Altomari also became a member of the Board at the time of the announcement.

In February 2008, we determined that we would restructure our Belgian operations and commenced and completed a downsizing of the facility. Charges related to restructuring were recorded in the first quarter of 2008.

In March 2008, we announced that Dennis P. Reilly, our Vice President of Finance and Principal Accounting Officer, will succeed Anne M. VanLent as Chief Financial Officer effective May 1, 2008. Charges related to Ms. VanLent’s separation were recorded in the first quarter of 2008.

Results of Operations

Three month period ended March 31, 2008 and March 31, 2007

Net Revenues. Net Revenues are summarized below:

	March 31,
(in thousands)	2008	2007
Total net product revenues	$8,333	$2,649
Other revenues	17	73

Total net revenues	$8,350	$2,722

Total net revenues for the quarter were $8.4 million, an increase of $5.6 million as compared to the same period in 2007. Total net revenues increased during this quarter primarily due to increased product revenue.

Net Product Revenues. Included in the current quarter is $8.3 million of net product revenue as compared to $2.6 million for the same period in 2007. The increase was due to the increased price and volume growth for both Vusion and Xolegel. International product revenue declined as we have ceased our commercial efforts outside the United States.

	March 31,
(in thousands)	2008	2007
Net product revenues
Vusion	$6,749	$1,827
Xolegel	1,343	520
Other	241	302

Total net product revenues	$8,333	$2,649

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

The following table summarizes our gross-to-net revenues deductions:

	March 31,
(in thousands)	2008	2007
Gross-to-net product revenues
Gross product revenues	$15,583	$3,827
Rebates (Medicaid and coupons)	(6,257)	(854)
Wholesaler fees	(547)	(69)
Cash discounts	(326)	(72)
Other (including product returns and charge backs)	(120)	(183)

Total net product revenues	$8,333	$2,649

The following is a summary of gross to net sales reductions that are accrued on our consolidated balance sheets as of March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Accounts Receivable Reductions
Cash discounts	$203	$227
Other *	35	35

Total accounts receivable reductions	238	262
Accrued Liabilities
Rebates (Medicaid and coupon)	$10,784	$10,013
Wholesaler fees	525	618
Other (including product returns, charge backs, etc)	475	448

Total revenue related accrued liabilities	$11,784	$11,079

*	Includes allowance for bad debts which is included in sales, general, and administrative expense.

The following table provides a summary of activity with respect to our rebates, wholesaler fees and other accruals during the first quarter of 2008:

(in thousands)	Rebates	Wholesaler Fees	Other
Balance at December 31, 2007	$10,013	$618	$448
Provision	6,257	547	120
Payments	(5,486)	(640)	(93)

Balance at March 31, 2008	$10,784	$525	$475

Cost of Product Revenues. Total cost of product revenues including cost of finished goods, distribution expenses, and amortization expenses related to Solagé was $0.6 million for the quarter as compared to $0.5 million for the same period in 2007.

	March 31,
(in thousands)	2008	2007
Cost of product revenue
Manufacturing costs	$551	$371
Amortization of product rights	88	88

Total cost of product revenue	$639	$459

Research and Development Expenses.

Total research and development expenses for the first quarter 2008 compared to the same period in 2007 decreased by $1.6 million. Aggregate spending for Rambazole and Pramiconazole decreased by $2.3 million compared to the same period in 2007, due to the completion of several preclinical and clinical studies in 2007. This decrease was partially offset by increased spending for Hyphanox of $0.7 million compared to the same period in 2007 related to the ongoing Phase 3 clinical study for this product.

Below is a summary of our research and development expenses:

(in thousands)	March 31, 2008	% of Total	March 31, 2007	% of Total
Research and development expenses
Marketed Products	$587	9%	$658	8%
Hyphanox	2,661	43%	1,939	24%
Pramiconazole	125	2%	780	10%
Rambazole	67	1%	1,694	22%
Other clinical/preclinical stage	189	3%	448	6%
Internal costs	2,435	39%	2,041	26%
Stock based compensation	205	3%	293	4%

Total research and development expenses	$6,269	100%	$7,853	100%

In the preceding table, research and development expenses are set forth in the following seven categories:

•

Marketed Products—Expenses for three months ending March 31, 2008 compared to the same period in 2007 decreased $0.1 million primarily attributable to lower Q1 2008 stability testing for Vusion, and Q1 2007 stability and qualification of active pharmaceutical ingredients supplier expenses related to Solagé, which did not reoccur in Q1 2008. These decreases were partially offset by development expense related to manufacturing for Xolegel in Q1 2008.

•

Hyphanox— Hyphanox expenses of $2.7 million for the three months ended March 31, 2008 were up $0.7 million over 2007 due to timing of expenses related to our Phase 3 clinical study in toe nail onychomycosis.

•

Pramiconazole— Pramiconazole expenses for three months ended March 31, 2008 compared to the same period in 2007 decreased $0.7 million. This reflects decreased preclinical, clinical study, and Pharmaceutical Development costs.

•

Rambazole— Expenses related to Rambazole expenses for three months ended March 31, 2008 compared to the same period in 2007 decreased $1.6 million primarily due to the completion of our Phase 2b study in psoriasis.

•

Other clinical/preclinical stage product expenses—Expenses for other clinical and preclinical stage products decreased by $0.3 million predominantly attributable to the completion of our Liarozole Phase 2/3 trial in 2007, for the treatment of lamellar ichthyosis.

•

Internal expenses— Internal research and development expenses, including personnel and related costs, were $2.4 million for the first quarter 2008, as compared to $2.0 million in the corresponding period in 2007. Restructuring expenses of $0.8 million related to the downsizing of our Belgian operations, were partially offset by lower personnel and related costs in 2008.

•	Stock based compensation expenses— Stock based compensation expense for the first quarter of 2008 was $0.2 million. Stock based compensation expense for the first quarter of 2007 was $0.3 million.

We anticipate that research and development expenses will decrease as the Hyphanox Phase 3 study approaches completion and further development in the Rambazole and Pramiconazole programs are suspended pending establishment of partnerships. We also expect our personnel and related expenses for research and development to decrease as we recognize savings from the restructuring of our Belgian operations which occurred during the first quarter.

Selling, general and administrative expense. Selling, general and administrative expenses for the first quarter of 2008 were $15.8 million compared with $10.4 million for the same quarter in 2007. This increase of $5.3 million over 2007 is primarily the result of increased sales force and commercial costs, as well as, costs related to restructuring and severance.

Below is a summary of our selling, general, and administrative expenses:

(in thousands)	March 31, 2008	% of Total	March 31, 2007	% of Total
Selling, general and administrative expenses
Selling expenses	$4,111	26%	$3,198	31%
Commercial and marketing infrastructure	7,035	45%	4,323	41%
Corporate administrative	3,818	24%	2,067	20%
Stock based compensation	815	5%	857	8%

Total selling, general and administrative expenses	$15,779	100%	$10,445	100%

Selling expenses—Selling expenses for the quarter ended March 31, 2008 increased $0.9 million as compared to the same period in 2007. Increased sales force costs and third party co-promotion services for Vusion accounted for the increase.

Commercial infrastructure and marketing—Commercial infrastructure and marketing expenses increased $2.7 million for the three months ended March 31, 2008 as compared to the same period in 2007. The increased costs in 2008 reflect increased spending for our direct to consumer television campaign for Vusion.

Corporate administrative expenses — Corporate administrative expenses totaled $3.8 million for the three months ended March 31, 2008, which represents an increase of $1.8 million compared to the same period in 2007. Expenses for the three months ended March 31, 2008 included $1.8 million of restructuring charges, consisting primarily of severance costs.

Stock based compensation—Stock based compensation expense for the first quarter of 2008 was $0.8 million. Stock based compensation expense for the first quarter of 2007 was $0.9 million.

Interest income, net of interest expense. Interest income, net of expense, totaled $0.4 million for the first quarter of 2008, a decrease of $0.3 million as compared to the corresponding period in 2007. This decrease was primarily due to lower cash and marketable securities balances and interest expense on debt.

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have funded our operations principally from issuances of our convertible preferred stock, the proceeds from our initial public offering of common stock and our follow-on public offerings of common stock.

In June 2007, we entered into a $12 million senior secured credit facility to finance ongoing working capital requirements of our commercial operations. We will make regular borrowings and payments each month against the credit facility and consider the outstanding amounts to be short-term in nature. Credit available under the three-year revolving loan facility will be a percentage of our accounts receivable due from third-parties plus a percentage of inventory, with an interest rate equal to the one-month LIBOR rate at draw plus 300 basis points margin and 100 basis points collateral fee. We will also pay a 1% commitment fee of the line on the first anniversary of the closing date. Total fees of $0.2 million are being amortized to interest expense over the three-year term of the credit facility. We issued no stock warrants or other dilutive securities in conjunction with the creation of the credit facility. At March 31, 2008, we had outstanding borrowings under the facility of approximately $8.7 million.

At March 31, 2008, we had cash, cash equivalents and marketable securities totaling $37.3 million and net working capital of $18.2 million.

Cash Flows. At March 31, 2008, we had $21.0 million in cash and cash equivalents, as compared to $18.9 million at December 31, 2007.

The following table summarizes cash flows for the three months ended March 31, 2008 and March 31. 2007:

	March 31,
(in thousands)	2008	2007
Cash Flows
Net cash used in operating activities	$(11,114)	$(13,003)
Net cash provided by investing activities	13,089	14,391
Net cash provided by financing activities	238	91
Effect of exchange rate changes on cash and cash equivalents	(114)	12

Net increase in cash and cash equivalents	$2,099	$1,491

Working capital, which is calculated as current assets less current liabilities, decreased $18.1 million to $18.2 million at March 31, 2008 compared to $36.3 million at March 31, 2007 primarily due to a net decrease in cash and marketable securities balances of $8.6 million, an $11.2 million increase in accounts payable and accrued expenses, and an $8.6 million increase in current notes payable which were partially offset by a $7.8 million increase in trade receivables and a $2.7 million increase in prepaid expenses and other assets. The increase in accounts payable and accrued expenses primarily relates to revenue related accruals including Medicaid rebates, wholesaler fees and coupon rebates along with severance costs. The increase in notes payable relates to our borrowings under our $12 million senior secured credit facility. Receivables increases were directly attributable to our net product revenue growth in 2008.

Cash used in operating activities for the first quarter of 2008 was $11.1 million, mostly related to our spending on research and development, commercial operations, corporate administration and working capital. In the first quarter of 2007, cash used in operating activities was $13.0 million mostly related to our net loss from operations during the quarter.

Cash provided by investing activities for the quarter ended March 31, 2008 was $13.1 million. Cash provided by investing activities for the quarter ended March 31, 2007 was $14.4 million. This is primarily attributable to net proceeds from the sale and maturities of marketable securities. Our investing activities reflect investments in marketable securities and purchases of fixed assets necessary for operations. We plan to continue utilizing third parties to manufacture our products and to conduct laboratory-based research. Therefore, we do not expect to make significant capital expenditures for the foreseeable future.

Net cash provided by financing activities for the quarter ended March 31, 2008 was $0.2 million. Net cash provided by financing activities for the quarter ended March 31, 2007 was $0.1 million, respectively, primarily related to proceeds from employee stock option exercises, purchase of common stock in our Employee Stock Purchase Plan and net borrowing under our credit facility.

We expect that our existing cash and marketable securities at March 31, 2008 will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements for the next twelve months. Our expectation is based on our internal financial forecasts rather than historical cash burn rates. Our net cash and marketable securities usage for the quarter ended March 31, 2008 was $11.2 million. For the remainder of 2008, our expected quarterly loss and cash burn should decline in line with our expected quarterly increases in revenues and gross margin. We currently have no additional commitments or arrangements, other than borrowings under the Merrill Lynch credit facility, for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We may require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, to pursue regulatory approvals for our product candidates, pursue the commercial launch of our product candidates, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements on our December 31, 2007 Form 10-K, we believe that the following accounting policies are critical to aid you in fully understanding and evaluating our reported financial results.

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

Net Product Revenue. In the United States, we sell our products primarily to wholesalers and distributors, who, in turn, sell to pharmacies. The following are our revenue recognition policies.

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

Inventories. Our inventories are valued at the lower of cost or market, and include the cost of finished good product and shipping and handling costs. Cost is computed on inventories using the first-in, first-out (“FIFO”) method. Inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007
Finished goods inventory	$895	$1,125
Raw materials inventory	128	—
Valuation allowance	(379)	(332)

Total Inventories	$644	$793

The majority of inventories are subject to expiration dating. We regularly evaluate inventory for short-dated or slow-moving products, and when, in our opinion, factors indicate short-dated or slow-moving products exist, we establish a reserve against the inventories’ carrying value. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand and the expiration dates of inventories. Although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated decreases in demand could have a material impact on the carrying value of our inventories and our reported operating results.

We expense our inventory costs associated with products prior to regulatory approval as research and development expense.

We have committed to make future minimum payments to third parties for certain product inventories. The minimum purchase commitments total $8.2 million as of March 31, 2008, the majority of which relate to Vusion and Xolegel. We expect to fully utilize these contracts.

Recent Accounting Pronouncements

We adopted the provisions of the FASB Statement 157, Fair Value Measurement (“Statement 157”) on January 1, 2008. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 157 except as it applies to those nonfinancial assets and liabilities as affected by the one-year delay. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In accordance with FAS 157, the following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2008:

(in thousands)	Total	Level 1	Level 2
Cash and cash equivalents.	$20,994	$20,994	$—
Corporate debt securities	15,967	15,967	—
Asset-backed securities	350	—	350

Total	$37,311	$36,961	$350

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

RISKS RELATED TO OUR BUSINESS

Our business faces significant risks, including those described below. We update and include our risk factors in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Risk Factors which are new or which have been substantially changed from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 have been marked with an asterisk immediately following the heading of such risk factor.

Risks related to our financial results and potential need for additional financing

We have incurred losses since inception and anticipate that we will continue to incur losses for the next several years.

Since our inception in September 2001, we have incurred significant operating losses and, as of March 31, 2008, we had an accumulated deficit of $271.8 million. We currently market three pharmaceutical products: Vusion, Xolegel and Solagé. Our product pipeline includes several product candidates in various stages of clinical development. Prior to our acquisition of Solagé in February 2005, we had generated no revenues from the sale of our products. We expect to continue to incur significant operating expenses as we:

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

As of March 31, 2008, we had cash, cash equivalents and marketable securities of $37.3 million. We believe that our existing cash resources and our interest on these funds will be sufficient to meet our projected operating requirements and debt obligations for at least the next 12 months. Our expectation is based on our internal financial forecasts rather than historical cash burn rates. Other than our existing secured credit facility, we currently have no additional commitments or arrangements for any additional financing to fund the commercialization of our marketed products and the research, development and commercial launch of our product candidates. We may require additional funding in order to continue our commercialization efforts and our research and development programs, including preclinical studies and clinical trials of our product candidates, pursue regulatory approvals for our product candidates, commercialize our products, expand our sales and marketing capabilities and for general corporate purposes. Our future capital requirements will depend on many factors, including:

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

We may not be able to complete the development of our Pramiconazole, Rambazole and Hivenyl product candidates if we can’t enter into acceptable development arrangements with third parties.

Developing pharmaceutical products, especially those based on new chemical entities such as Pramiconazole, Rambazole and Hivenyl, is costly and time-consuming and requires substantial financial and human resources. A key part of our business strategy is to enter into collaborative licensing arrangements to provide funding for the development and commercialization of our product candidates. These potential arrangements may be in several forms including out-licensing agreements, co-development arrangements, strategic alliances, or research and development joint ventures funded by third party investors. Currently, we are seeking these arrangements for our Pramiconazole product candidate and plan to seek such arrangements for Rambazole if we are able to remove the FDA’s clinical hold. If we are unable to enter into these types of arrangements or unable to do so in a timely manner, the development of one or more of our product candidates may be delayed or possibly discontinued.

If our ongoing Phase 3 pivotal clinical trial for Hyphanox in onychomycosis does not meet its primary endpoint , we will not be able to submit an application for marketing approval in a timely manner which would adversely affect our future revenues.

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

Variations in our quarterly operating results and cash flows are difficult to predict and may fluctuate significantly from period to period. We are a relatively new company and our sales prospects are uncertain as we have only recently commenced our commercialization efforts. We currently only have three FDA-approved products: Vusion, Xolegel and Solagé. We cannot predict with certainty the timing or level of sales on these products in the future. In addition, our quarterly operating results and cash flows may fluctuate significantly depending on revenues and expenses related to our clinical development programs, including clinical trials and research and development, entry into new collaborative licensing arrangements, events or milestones under, or termination of, current collaborative licensing arrangements, and regulatory approval activities. If our quarterly or annual sales or operating results fall below expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Approximately 82% of our product revenues in the first quarter of 2008 were through these three companies. Although we have entered into agreements with each of these companies concerning the terms of their purchase of products from us, none of them is under an obligation to purchase minimum quantities or to continue to purchase our products. The loss of any of these wholesalers, a material reduction in their purchases, the cancellation of product orders or unexpected returns of unsold products, or the failure to pay an outstanding invoice, from any one of these wholesalers could decrease our revenues and impede our future growth prospects.

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

In connection with its approval of our Xolegel and Vusion products, the FDA has required us to conduct additional post marketing studies. For Xolegel, we must perform a pre-clinical dermal carcinogenicity study in mice to determine the carcinogenic potential of repeated treatment courses of Xolegel over a prolonged period of time. For Vusion, we were required to conduct two Phase 4 clinical studies: a percutaneous absorption study which was completed in August 2007 to determine the amount, if any, of miconazole nitrate which is absorbed into the bloodstream through the skin and its potential effect on liver function; and a microbial resistance study to evaluate the extent, if any, to which the Candida yeast may develop resistance to repeated treatment courses with Vusion, which is ongoing. If any of these studies, or any Phase 4 clinical study that we conduct, produces undesirable results, the FDA could require us to make changes to the approved label for Xolegel or Vusion, as applicable, which would adversely affect our ability to market that product and potentially adversely affect our revenues for that product.

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

Risks related to regulatory approval of our product candidates

*We may not receive regulatory approvals for our product candidates or approvals may be delayed, either of which could materially harm our business.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Application fees for the approval of prescription drugs continue to increase. According to the FDA, a Phase 1 clinical trial typically takes several months to complete, a Phase 2 clinical trial typically takes several months to two years to complete and a Phase 3 clinical trial typically takes one to four years to complete. Moreover, Phase 3 clinical trials may not directly follow successful completion of Phase 2 clinical trials, as additional non-clinical and clinical trials may be required prior to initiating a Phase 3 trial. For instance, the FDA may require a cardiovascular safety study at the expected dose and an elevated dose prior to initiating Phase 3 clinical trials. In addition, additional trials may be needed following successful completion of a Phase 3 clinical trial prior to seeking marketing approval. For instance, depending upon the outcome of our ongoing Phase 3 trial for Hyphanox, and any directions or feedback we may receive from regulatory agencies, we may need to perform additional non-clinical or clinical studies prior to seeking marketing approval for Hyphanox.

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

It has also recently been reported that the FDA has indicated that the divisions which review NDAs may be authorized to miss response deadlines mandated under the Prescription Drug User Fee Act, or PDUFA. Under PDUFA, first enacted in 1992, companies like ours pay certain “user fees” in connection with their applications for new drugs or biologics in exchange for a reduction in the review and approval process by the FDA. The FDA has indicated that over the past several years the growth in workload for the Office of New Drugs has far outpaced its ability to adequately increase its staffing. An unanticipated delay in response from the FDA on an NDA for any of our product candidates could significantly impact our ability to bring new drugs to market.

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

•

Each of our marketed products could be produced by multiple manufacturers. However, if we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance. This would involve testing and pre-approval inspections to ensure compliance with FDA and foreign regulations and standards, which could potentially cause delays and could affect our cost of goods.

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

Risks related to intellectual property

* There are limitations on our patent rights relating to our products and product candidates that may affect our ability to exclude third parties from competing against us.

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

•

The composition of matter patent covering the formulation of our Vusion product is scheduled to expire on March 27, 2009. Although we have submitted an application for patent term extension until March 2012, it is possible that the USPTO could reject that application or grant an extension for a shorter period of time.

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

As of March 31, 2008, we had 128 full-time employees, including approximately 64 sales representatives and field sales managers. We recently converted our sales force to be entirely Barrier employees. This type of expansion may place a significant strain on our management and operational resources. To manage this and any further growth, we will be required to continue to improve existing, and implement additional systems, procedures and controls, and hire, train and manage these additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals. In addition, our sales force consists of relatively newly hired employees. Turnover in our sales force or marketing team could adversely affect product sales growth.

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

The pharmaceutical industry, including the dermatology segment in particular, is highly competitive and includes a number of established, large and mid-sized pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our product candidates. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

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

•

For Pramiconazole, in the treatment of superficial fungal infections, topical antifungal drugs including Loprox from Medicis, Lotrimin AF from Schering-Plough and generic manufacturers, Lotrimin Ultra from Schering Plough, Lamisil AT from Novartis, and ketoconazole, miconazole and nystatin from generic manufacturers.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Employment Agreement, dated as of March 14, 2008, by and between the Registrant and Alfred Altomari filed as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K on March 17, 2008.

10.2	Employment Agreement, dated as of March 14, 2008, by and between the Registrant and Dennis P. Reilly filed as Exhibit 10.2 to the Company’s Periodic Report on Form 8-K on March 17, 2008.

10.3	Confidential Separation Agreement and General Release, dated as of March 31, 2008, by and between the Registrant and Geert Cauwenbergh, Ph.D. filed as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K on April 2, 2008.

10.4	Confidential Separation Agreement and General Release, dated as of April 30, 2008, by and between the Registrant and Anne VanLent filed as Exhibit 10.1 to the Company’s Periodic Report on Form 8-K on May 1, 2008.

31.1	Certification of principal executive officer required by Rule 13a-14(a). (filed herewith)

31.2	Certification of principal financial and accounting officer required by Rule 13a-14(a). (filed herewith)

32.1	Section 1350 Certification of principal executive officer. (furnished herewith)

32.2	Section 1350 Certification of principal financial and accounting officer. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRIER THERAPEUTICS, INC. (Registrant)

May 9, 2008	By	/s/ ALFRED ALTOMARI
Alfred Altomari
Chief Executive Officer (Principal Executive Officer)

	By	/s/ DENNIS P. REILLY
Dennis P. Reilly
Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)